Form 10-K
T SF COMMUNICATIONS CORP
filed 1995-03-30
CIK 847841

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
 (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1994

                               OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from _________ to _________

                        Commission file number 1-10263

                        T/SF COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          73-1341805
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 2407 East Skelly Drive, Tulsa, Oklahoma                     74105
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code (918) 747-2600

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class                       Name of Each Exchange
-------------------                       on which Registered
                                          -------------------
Common Stock, $0.10 par value             American Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 17, 1995, 4,864,818 shares of the registrant's voting Common Stock were outstanding. The aggregate market value of those shares held by nonaffiliates of the registrant on March 17, 1995, was approximately $7,487,000. For this purpose, the Common Stock was valued at $7.50 per share, being the closing price on March 17, 1995, on the American Stock Exchange on which the stock is traded. For purposes of this computation, only officers and directors of the Company, the chief operating officer of each of its material subsidiaries, and beneficial owners of more than 10 percent of the combined voting power of all voting securities, and affiliates of such persons, were deemed to be affiliates.


                 DOCUMENTS INCORPORATED BY REFERENCE

    No documents are incorporated by reference into this Form 10-K.

PART I

Item 1. Business

General

     The Company, operating through subsidiaries, is a diversified communications and information company (unless the context otherwise requires, references to the "Company" include T/SF Communications Corporation and its consolidated subsidiaries). In 1993, the Company made the decision to sell its weekly free distribution shopper-newspapers in the suburban areas of Philadelphia, Pennsylvania, being Shopper's Guide (the "New Jersey Shopper"), and its two weekly free distribution shopper-newspapers on Long Island, New York, known as Pennysaver and Shopper's Guide (the "New York Shopper"). The sale of the New York Shopper was completed on November 1, 1993 and the sale of the New Jersey Shopper was completed on May 2, 1994 (effective April 30, 1994). Effective March 1, 1994, the Company acquired Galaxy Registration, Inc. ("Galaxy"), which is a trade show/convention registration and exhibitor information and marketing services company (see the description below under "Description of Business - Exposition Services"). In August, 1994, the Company sold its smallest trade journal, Smokeshop (See "Description of Business - Publishing"). Thus, at December 31, 1994, the Company published five trade journals, Convenience Store News, United States Distribution Journal, The Journal of Petroleum Marketing, Gaming and Wagering Business, and Expo, The Magazine for Exposition Management. The Company's exposition services business consists of the business of Galaxy and through Atwood Convention Publishing, Inc. ("Atwood"), the publication of various convention and trade show related publications, such as directories and convention daily newspapers, primarily on a contract basis, and promotion and marketing services for corporate exhibitors. The Company also engages in the business of obtaining, processing and providing motor vehicle reports, truck driver employment information and other pre-employment screening services primarily to the insurance and trucking industries.

     The Company was formed on March 17, 1989, to succeed to the publishing and information businesses of Tribune/Swab-Fox Companies, Inc. ("Tribune/Swab-Fox"). Also on March 17, 1989, the Company entered into an Agreement for Contribution of Assets, Assumption of Liabilities and Merger (the "Contribution Agreement") with Tribune/Swab-Fox and Tulsa Tribune Company, now a wholly-owned subsidiary of the Company ("Tribune"). The transactions contemplated by the Contribution Agreement were completed on May 10, 1989, and the Company became the beneficial owner of all of the businesses and assets, and assumed the related liabilities, of Tribune, Transportation Information Services, Inc. ("TISI"), BMT Communications, Inc. (formerly BMT Publications, Inc.) ("BMT"), and Shopper's Guide, Inc. ("Shopper's Guide"), the owner of the New Jersey Shopper.

     Pursuant to a Registration Statement, the Company completed its initial public offering in June, 1989, by the issuance of 2,190,000 shares of common stock, $0.10 par value ("Company Common Stock"), at a price to the public of $12.00 per share. After underwriting discounts and expenses of the offering, the Company netted approximately $24,000,000. As a result of the offering, the 3,600,000 shares of Company Common Stock issued to Tribune/Swab-Fox pursuant to the Contribution Agreement represented approximately 62 percent of the issued and outstanding shares of Company Common Stock. Tribune/Swab-Fox currently owns 3,777,500 shares of the 4,864,818 shares of Company Common Stock outstanding, or approximately 78 percent.

     The proceeds of the offering were used to retire indebtedness of the Company (approximately $6,500,000), to acquire, on January 4, 1990, Marks-Roiland Communications, Inc. ("Marks-Roiland"), the owner, until sold, of the New York Shopper (approximately $10,000,000), to acquire Atwood on August 3, 1990 (approximately $2,750,000), and for working capital (approximately $4,750,000, including reduction of long-term debt of $2,222,000).

     Before October 1, 1992, the Company published a daily newspaper in Tulsa, Oklahoma. On September 30, 1992, the Company and World Publishing Company ("World"), the publisher of the morning daily newspaper in Tulsa, ended their 51 year joint operating arrangement. As a result of this transaction, the Company received approximately $12,850,000 in 1992, plus proceeds from liquidation of accounts receivable and inventory, will receive $450,000 per month through March 1, 1996, and The Tulsa Tribune (the Company's daily newspaper) was closed.

Recent Developments

     On January 25, 1995, the Company entered into an Agreement and Plan of Merger (as amended on March 3, 1995, the "Merger Agreement") with Tribune/Swab-Fox whereby Tribune/Swab-Fox will be merged with and into the Company (the "Merger"). In the Merger, Tribune/Swab-Fox stockholders (other than the Company) will receive, with respect to each share of Tribune/Swab-Fox owned,
0.1255 of a share of Company Common Stock, or, at the election of the stockholder and subject to certain limitations described in the Merger Agreement, $0.88 in cash (the "Cash Alternative") (subject to appraisal rights for dissenting Tribune/Swab-Fox stockholders). The Merger Agreement is subject to the approval of the stockholders of both companies. A Registration Statement on Form S-4 (File No. 33-57587) has been filed with the Securities and Exchange Commission for use in securing stockholder approval and the Joint Proxy Statement/Prospectus constituting a part thereof is expected to be mailed in April, 1995, for stockholder meetings of the companies to be held in May, 1995.

     On December 22, 1994, the Company announced that it had engaged Oppenheimer & Co., Inc., to act as intermediary in the sale of three of the Company's trade journals. See Description of Business - Publishing below for a discussion of this action.

Description of Business

     The following information describes the activities of the Company on a line of business or industry segment basis. Information is also provided with respect to the development of the business of each division during 1994. Reference is made to Note 11 to the Financial Statements included in this Annual Report on Form 10-K for summary financial information on each segment of the Company's business. For years ended December 31, 1993 and 1992, the Publishing segment contributed 77 percent and 85 percent of the total revenues of the Company with substantially all the remainder each year being generated by the Information segment. For the year ended December 31, 1994, the Publishing segment contributed 33 percent of total revenues of the Company, with the Information segment contributing 27 percent and the Exhibition Services segment generating 37 percent.

     Publishing

     For 1994, the Company's publishing activities included shopper-newspapers or "shoppers" until the sale of the New Jersey Shopper on May 2, 1994, and trade journal publishing for the full year. At September 30, 1993, the assets and businesses of the shoppers (i.e., the New York Shopper and the New Jersey Shopper) were reclassified to "assets held for sale" and, therefore, the results of operations for the shoppers were not included in the operating results for periods subsequent to September 30, 1993. The discussion in this section shall, therefore, not describe the shoppers and reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the financial impact of the New Jersey Shopper and its sale in 1994.

     Pursuant to an Asset Purchase Agreement, dated May 2, 1994 (the "Purchase Agreement"), by and among the Company, Shopper's Guide, Inc., a wholly-owned subsidiary of the Company which owned the New Jersey Shopper ("Seller"), and Dickson Media, Inc. ("Buyer"), Seller sold substantially all the assets constituting the New Jersey Shopper to Buyer. The transaction closed on May 2, 1994, effective at the close of business on April 30, 1994. In consideration for this sale, Seller received $1,750,000 in cash. Buyer also assumed liabilities of the Seller totaling $930,000 (Seller retained approximately $205,000 in liabilities). Seller has received an additional $1,100,000 since closing based on post-closing adjustments for current assets sold. The Company also received a right to receive future payments from Buyer equal to 50 percent of the "cash flow" of Buyer derived from the New Jersey Shopper for the five years succeeding closing, after Buyer has received $1,500,000 from the first cash flow. The Company can receive a maximum of $3,450,000 from this provision. The consideration paid in connection with the sale of the New Jersey Shopper was determined through arm's-length negotiations between Buyer and the Company. In addition to the above, in connection with this sale, the Company agreed not to compete with the Buyer or the New Jersey Shopper. In consideration for this five year covenant-not-to-compete, the Company received $750,000 in cash. This sale did not result in any gain or loss to the Company as the assets sold were written down in the third quarter of 1993 to expected liquidation value.

     All of the trade journals, other than Expo, are managed by BMT; therefore, the discussion below of "trade journals" will exclude Expo. Expo is managed by Atwood, part of the exposition services division, and is included in the discussion of Atwood's results.

     BMT is primarily a trade journal publisher and, as such, generates most of its revenues from "business-to-business" advertising directed to the targeted readers of each journal. BMT's trade journals, through "controlled" circulation (i.e., the journal is delivered free to persons in the targeted industry who "qualify"), provide an industry specific reader audience for advertisers interested in reaching such industry. As part of its business, BMT also owns or operates several related trade shows.

     BMT's trade journal publishing enjoyed significant growth in its operating results from its publishing and trade shows activities in 1994. The trade shows had an increase in revenues in 1994 of $1,358,000 over 1993, with gross profit (revenues minus only direct expenses) from trade shows increasing from $1,641,000 in 1993 to $2,501,000 in 1994. The trade journal directed to the gaming industry increased its total advertising pages to 493 pages, as compared to 352 pages in 1993, but the increase in operating income from its publishing activities resulted primarily from the increase of 71 pages, from 840 pages in 1993 to 911 pages in 1994, of advertising in Convenience Store News, BMT's largest trade journal. For the year, BMT's publishing activities recorded revenue of $14,069,000, as compared with $12,373,000 for 1993.

     Each of the Company's trade journals have many competing journals or other print products targeted to the same readers. Additionally, the money allocated for "trade" advertising has not grown as fast in recent years because competing media/marketing techniques have competed more effectively for advertising budgets. However, the good performance of the U.S. economy contributed to 1994's growth of BMT.

     All of the Company's publishing activities benefited by a continued softness in 1994 in newsprint and coated paper prices, the primary raw material used in the Company's publishing activities (ink being the only other significant raw material). However, these prices firmed and began rising in the second half of 1994, and very large (over 50 percent cost increases are expected in 1995). These increases in advertisement costs together with the 14 percent postage increase effective in 1995 will have a significant effect on 1995 earnings for BMT.

     In 1994, BMT sold its smallest trade magazine, Smokeshop. In 1993, Smokeshop's revenues were $198,000 and it had been shrinking for a number of years. The Company was successful in selling this magazine, effective September 1, 1994, for $118,000. This resulted in a book loss of $239,000, on a pre-tax basis.

     On December 22, 1994, the Company announced its intention to sell Convenience Store News, United States Distribution Journal and The Journal of Petroleum Marketing, and their related activities. To this end, the Company engaged Oppenheimer & Co., Inc., to act as agent for the sale of these journals and active selling efforts were begun in March, 1995. In 1994, these three titles contributed $12,125,000 in revenues. The Company will use the proceeds of any such sale to invest in its other businesses, including, in particular, BMT's then remaining journal and trade shows directed to the growing legalized gaming industry, and for general corporate purposes.

     In connection with the decision to sell these journals, the Company entered into employment/severance agreements with three senior executives of BMT,
including Hedy Halpert.  See Item 11.   Executive Compensation below for a
description of the arrangements entered into with Ms. Halpert and the other two senior executives so affected.

     Exposition Services

     The Company's exposition services division consists of the activities conducted through Atwood and Galaxy. Atwood's base business consists of publishing daily newspapers and other freely delivered published products to audiences attending the trade shows and conventions with which Atwood contracts to provide such services. Thus, the majority of Atwood's revenue is generated from advertisers -- who are usually also exhibitors at the trade show or otherwise have a presence there -- who utilize Atwood's products to gain attention and booth traffic at the show or convention.

     Many trade show managers or other publishers are involved in this kind of publishing activity, but there are rarely more than two or three at any one show and Atwood only publishes when it contracts directly with the owner or manager of the show. This approach to the business allows Atwood to always have the "official" publications at the show or convention.

     Atwood showed significant growth in 1994, with pre-tax income improving from $425,000 in 1993 to $1,073,000 in 1994. This increase came partly from the fact that final incentive payments to the former owners of Atwood were completed in 1993. However, Atwood also had growth in its operating business primarily because of the continued success of its efforts to replace lower margin jobs with higher margin work and significant growth in its Exhibitor Marketing Services division. Atwood's growth has also come from expansion of its core business of daily newspapers for conventions and trade shows, where it is the dominant independent publisher for large exhibitions. Expo, a small controlled circulation trade journal acquired in 1992, has been successfully integrated and generated significant increases in advertising pages and income in 1994. Expo is dedicated to serving the exposition management industry, and in 1993 became the official publication of the International Association for Exposition Management.

     In March, 1994, the Company completed the acquisition of Galaxy, located in Frederick, Maryland, by purchasing 100 percent of the outstanding stock of Galaxy. Galaxy serves the convention and trade show management and corporate exhibitor markets with registration, information and marketing services on a national basis. One of Galaxy's primary services involves the use of the so-called "smart card" technology in the Galaxy Expocard. Through Expocard, exhibitors and trade show managers gather information on registrants and, through the use of software and other technologies, better manage their results from a trade show or convention, thereby aiding show managers in the marketing of their shows and exhibitors in their sales and marketing efforts.

     The Company acquired Galaxy with the payment of $1,200,000 in cash at closing for the 30 percent of Galaxy's capital stock owned by the Galaxy Employee Stock Ownership Plan, plus a note for $900,000 to John Laughlin ("Laughlin"), Galaxy's founder and owner of the remaining 70 percent of the outstanding capital stock of Galaxy. In addition, the Company agreed to pay Laughlin a so-called "earnout" based on the net earnings performance of Galaxy over 1994, 1995 and 1996. If the required earnings targets are achieved, up to an additional $2,900,000 could be paid to Laughlin. Also, Laughlin was employed for an initial term of three years as the President and Chief Operating Officer of Galaxy, and he entered into a noncompetition agreement with the

Company which provides for the payment of $400,000 to him over four years. In connection with this acquisition, Laughlin purchased 75,000 shares of common stock of the Company at $4.625 per share, for a total purchase price of $346,875 (the per share purchase price being the average closing price of the Company stock on the American Stock Exchange for the preceding 20 trading days).

     For the ten months which the Company owned Galaxy in 1994, Galaxy generated revenues of $8,003,000 and pre-tax income of $418,000. This entitled Laughlin to a payment on his "earnout" of $200,000 (the cost of which was not included in the determination of pre-tax income). Galaxy's biggest year in its history was 1994. The effect of this rapid growth was to put a significant strain on Galaxy's organization and the Company has spent much of the last half of 1994 and the early part of 1995 assisting Galaxy in dealing with this growth.

     Galaxy and Atwood both serve substantially the same markets -- trade show management and corporate exhibitors. The Company believes that there is significant synergy in owning both of these operations and the Company will continue to work with these two companies to best exploit their position as leading providers of information, marketing and promotional services to the trade show industry. In 1995, Atwood will introduce digital publishing and information services to its trade show industry customers, primarily through CD-ROM products and electronic publishing on the Internet.

     Information Services

     TISI is the Company's information division. This division provides motor vehicle reports, credit reports, worker compensation information, criminal reports and truck driver employment histories primarily to trucking companies (for pre-employment screening purposes) and the insurance industry (for underwriting purposes). Many of this division's information services are competitive with those provided by other companies, many of which are significantly larger than the Company. Thus, many of such services are effectively commodities with the Company competing primarily with price. The Company's truck driver employment history data base is proprietary to the Company.

     TISI enjoyed significant growth in 1994, with pre-tax income increasing to $3,250,000 as compared to $2,767,000 in 1993. This increase in pre-tax income in 1994 came despite pre-tax losses of $408,000 incurred in 1994 as part of a major new business thrust by TISI. This new business is called National Employment Screening Services or NESS. The effort is designed to provide pre-employment screening services to other industries by exploiting the information resources of TISI and its pre-employment screening experience in the trucking industry. This is a major thrust for the Company and TISI and significant losses are expected to be incurred in 1995 for NESS as this operation gears up for the future.

     TISI's core information service of selling motor vehicle reports ("MVR's") was up somewhat in 1994. The number of MVR's sold increased from 8,818,000 in 1993 to 9,011,000 in 1994, and the revenues from this activity were $6,289,000 in 1994, compared with $5,577,000 in 1993. Margins continue to be pressured by competition, but revenue growth was helped by a new service introduced in 1993, "MVR Express," which produces MVR's more quickly for a premium price.

     Most of the rest of this division's products showed improvement in 1994.
In addition to continued growth in sales from its proprietary data base of truck driver employment histories, gains were registered in this division's smaller, but profitable lines of worker's compensation claims reports and credit histories. A new service, criminal records checking, began in 1993, became profitable in 1994 and shows promise of continued growth.

     In 1993, this division's long distance resale business produced revenues of $3,500,000. However, because of competitive and regulatory pressures and the fact that this business is not central to this division's strategy, the Company terminated this business in the first quarter of 1994, retaining an override interest and the ability to continue to market the purchaser's services. See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of the financial impact of this action.

Seasonal Factors

     The Company's trade journal business is affected by the timing and nature of the trade shows (normally the second and third quarters) related to the industries to which the Company's journals are directed. The exposition services business is affected by the timing of conventions and trade shows, with most such shows operating in the February-May and September-November time frames.

Employees

     As of March 17, 1995, the Company employed 480 persons on a full-time basis, none of whom is subject to a collective bargaining agreement. Of these, the following were employed in the various segments of the Company's business:

                                Number of Full
                                Time Employees
                                --------------

    General and administrative        13
    BMT                               67
    TISI                             142
    Atwood                            95
    Galaxy                           163


     Most employees are salaried, with sales personnel receiving commissions on sales.

Regulation

     The providing of motor vehicle reports and much of the other information provided by TISI on individuals is subject to various state and federal regulations concerning fair credit reporting. Generally, such laws regulate maintenance of records and responses to inquiries regarding possible errors in information provided. In addition, recent legislation, including the Americans With Disabilities Act, limits the salability of this division's worker's compensation information.

Item 2. Properties

     Except as noted, the following description of properties is as of December 31, 1994. The Company leases all of its offices except the main executive and administrative offices of the Company, located at 2407 East Skelly Drive, Tulsa, Oklahoma, totaling approximately 5,400 square feet. The Company also leases approximately 25,000 square feet of space in Tulsa for TISI.

     BMT leases approximately 10,400 square feet in New York City, as well as small sales offices in Chicago and Tampa, Florida.

     In March, 1995, Atwood began occupying new leased space (18,000 square feet) in Overland Park, Kansas.

     Galaxy leases approximately 26,000 square feet of office and warehouse space from Laughlin pursuant to a lease entered into in connection with the acquisition of Galaxy (see Item 13. Certain Relationships and Related Transactions for a description of this lease), as well as 15,000 square feet from an independent lessor.

     The above leases expire at various times from 1996 through 2000, required rental payments of $778,000 in 1994 (including rental on Atwood's former leased space) and will require rental payments of approximately $850,000 in 1995 (assuming a full year of BMT's lease). If the Company is successful in selling BMT's activities other than the publishing and trade shows directed to the gaming industry, it will have substantially fewer employees and, thus, will require less space. It is unknown at this time whether or not and at what cost BMT's existing lease could be terminated (it runs through 2000) or the cost of any new space then to be occupied. See Note 8 to the Financial Statements included in this Annual Report on Form 10-K for more information on the Company's lease obligations.

     The Company believes that its facilities are suitable and adequate for its immediate needs and that additional or substitute space is available if needed to accommodate expansion.

Item 3. Legal Proceedings

     Until September 30, 1992, the Company published a daily newspaper, The Tulsa Tribune. The Tulsa Tribune and its personnel, like other newspapers and their reporters, are sued from time to time for articles that were published. Even though The Tulsa Tribune has been discontinued, the Company or its subsidiary, Tribune, remains liable for any such actions. The shopper-newspapers formerly published by the Company are also subject to this type of litigation. Typically, the suit is based on libel or defamation and includes a claim for punitive damages. While the Company believes it has substantial and meritorious defenses to each of the actions cited below in which the Company is a named defendant, should any of the various defenses of the Company not be available to it, and if any of the plaintiffs' claims for damages were upheld against the Company, it could have a substantial adverse impact. Tribune and the shopper-newspapers carry publisher's liability insurance covering libel and defamation. In addition, the Company is subject to certain claims for indemnity from World by reason of certain employment discrimination claims filed after September 30, 1992, but which relate in part to the time World and Tribune jointly employed the plaintiffs through Newspaper Printing Corporation ("NPC") (pursuant to a Joint Operating Agreement which was terminated on September 30, 1992, World and Tribune employed NPC as their joint agent to conduct their various publishing activities).

     The following material cases were pending against the Company (or relate to the Company's indemnity obligation to World) as of March 17, 1995:

        1.  Robert E. Cotner v. The Tulsa Tribune, Steve Ward and Newspaper
            ---------------------------------------------------------------
Printing Corporation; Case No. CT 81-531; District Court of Tulsa County,
---------------------
Oklahoma. This is a defamation action in which Cotner seeks damages of $50,000 against Steve Ward, $300,000 from The Tulsa Tribune, and $300,000 from NPC. The action was filed June 22, 1981. Cotner obtained service on Ward, but his service on an agent of NPC, which was intended to be service on Tribune, was quashed on motion by Tribune. Ward's motion for summary judgment was granted and Cotner appealed that ruling, which was affirmed by the Oklahoma Court of Appeals, and the Oklahoma Supreme Court. Cotner has obtained service of process on Tribune and, arguably, NPC, on whose behalf a claim has been made that the actions are barred by the statute of limitations. In September, 1992, the Company moved the Court to dismiss for failure to prosecute. Cotner responded and the Court has not ruled on the motion.

        If the action is not deemed barred by the statute of limitations, the case could result in substantial legal fees and costs, but legal counsel considers the possibility of Cotner recovering damages in excess of $100,000 to be remote.

        2.  Brenda George, Juli L. Andersen, Nancy Hill, Ira Jean Love, Anna L.
            -------------------------------------------------------------------
Devers, Shantel Johnson and Niesha Byers v. World Publishing Company and
------------------------------------------------------------------------
Newspaper Printing Corporation; United States District Court for the Northern
-------------------------------
District of Oklahoma; Case No. 93-C-755-E.

        This action was filed on August 23, 1993. Pursuant to the terms of the Amendment and Termination Agreement of July 31, 1992 (the "Termination Agreement"), which terminated the joint operating arrangement ("JOA") between World, Tribune and NPC, Tribune may be responsible for indemnification with respect to a portion of any liability established for conduct occurring prior to the termination date of the JOA -- September 30, 1992. The original Complaint asserted claims of race discrimination under 42 U.S.C. (S) 1981 and sought actual damages of $500,000 and punitive damages of $500,000 for each Plaintiff. On September 3, 1993, an Amended Complaint was filed which added Ebony Nash, Connie Williams and Kia Taylor as Plaintiffs. On March 1, 1994, a Second Amended Complaint was filed, pursuant to the Court's order, which provided a more definite statement of the factual allegations underlying each of the Plaintiffs' claims. On July 27, 1994, this case was consolidated with the next case described below (Anna L. Devers v.
                                                               -----------------
World Publishing Company) for discovery purposes only.  Currently, this case is
--------------------------
in the discovery phase and it is not possible to determine its ultimate outcome or whether Tribune will be liable for any amount.

        3.  Anna L. Devers v. World Publishing Company; United States District
            ------------------------------------------
Court for the Northern District of Oklahoma; Case No. 94-C-84-K

        This action was filed on January 31, 1994. Pursuant to the terms of the Termination Agreement described above, Tribune may be responsible for indemnification with respect to a portion of any liability established for conduct occurring prior to the termination date of the JOA --September 30, 1992. The original Complaint asserted a claim of race discrimination under Title VII, U.S.C. (S) 2000e, et seq. and sought actual and punitive damages in the amount of $500,000. On March 9, 1994, Plaintiff filed an Amended Complaint which clarified the factual allegations underlying her Title VII claim. On July 27, 1994, this case was consolidated with the previously described case (Brenda
                                                                         ------
George, et al. v. World Publishing Company, et al.) for discovery purposes only.
--------------------------------------------------
Currently, this case is in the discovery phase and it is not possible to determine its ultimate outcome or whether Tribune will be liable for any amount.

        4.  Dale Reed v. Tulsa World Publishing Company and Newspaper Printing
            ------------------------------------------------------------------
Corporation; United States District Court for the Northern District of Oklahoma;
------------
Case No. 94-C-61-B.

        This action was originally filed in State Court on December 16, 1993. Pursuant to the terms of the previously described Termination Agreement, Tribune may be responsible for indemnification with respect to a portion of any liability established for conduct occurring prior to the termination date of the JOA -- September 30, 1992. In the original petition, the Plaintiff asserted three claims: (1) a claim of race discrimination under Title VI, 42 U.S.C. (S) 2000e et seq.; (2) a state law, tort claim for violation of Oklahoma public policy; and (3) a state law, tort claim for intentional infliction of emotional distress. Pursuant to Oklahoma law, the amount of actual damages sought on each claim was stated as being in excess of $10,000. Likewise, the amount of punitive damages sought was stated as being in excess of $10,000. On January 20, 1994, the action was removed to Federal Court on the basis of federal question jurisdiction. On January 24, 1994, the Defendants filed their Answer and Counterclaims. In the counterclaims, the Defendants asserted a claim for breach of contract, a claim for abuse of process, and a claim for malicious prosecution. These counterclaims were based on an earlier settlement agreement with the Plaintiff arising out of a charge of discrimination that he had filed with the Oklahoma Human Rights

Commission. On February 22, 1994, Plaintiff moved to dismiss Defendants' claims for breach of contract and malicious prosecution. Also on February 22, 1994, Plaintiff moved for partial summary judgment on Defendants' abuse of process claim. On June 20, 1994, the Defendants moved to dismiss their malicious prosecution claim without prejudice and the Court granted said motion on July 8, 1994. On July 12, 1994, Plaintiff was granted leave to amend and/or supplement his complaint to add a separate claim for discrimination under 42 U.S.C. (S) 1981. On July 20, 1994, the Court denied Plaintiff's motion to dismiss Defendants' breach of contract claim and Plaintiff's motion for partial summary judgment on Defendants' abuse of process claim. The end result of the foregoing is that Plaintiff now has four claims against the Defendants: (1) a claim of race discrimination under Title VII, 42 U.S.C (S) 2000e et seq.; (2) a state law, tort claim for violation of Oklahoma public policy; (3) a state law, tort claim for intentional infliction of emotional distress; and (4) a claim of race discrimination under 42 U.S.C (S) 1981. The Defendants have two remaining counterclaims against the Plaintiff: (1) a claim for breach of contract; and (2) a claim for abuse of process. Currently, this case is in the discovery phase and it is not possible to determine its ultimate outcome or whether Tribune will be liable for any amount.

        5.  Kenneth Reynolds v. Marks-Roiland Communications, U.S. District
            ------------------------------------------------
Court for the Eastern District of New York, Case No. CV 93 5875.

        Kenneth Reynolds, Sr. had been employed by Marks-Roiland Communications ("Marks-Roiland") as a salesman. Following his discharge from Marks-Roiland, he filed a charge of discrimination with the Equal Employment Opportunity Commission ("EEOC") which was docketed as Charge No. ###-##-####. By letter dated September 28, 1993, the EEOC District Director issued a Determination in which it concluded that Marks-Roiland did not violate the discrimination statutes, as had been alleged by the Plaintiff. On December 29, 1993, Reynolds filed a civil action against Marks-Roiland alleging race discrimination. Plaintiff apparently attempted to serve the Complaint on Marks-Roiland, but the attempted service was defective. On February 27, 1995, Plaintiff filed a Notice of Intent to Prosecute, and the matter remains on the docket. Counsel is unable at this time to express an opinion as to the outcome of this matter.

        6. The Company is subject to several audits by the Internal Revenue Service, including an audit of the manner in which income from the JOA was treated for tax purposes. In connection with this latter audit, the Company has filed a request for technical advice with the Internal Revenue Service and no action will be taken until such technical advice is received. See Note 8 to the Financial Statements included in this Annual Report on Form 10-K for a further discussion of these tax audits.

        7. The Company is also a named defendant in other lawsuits and is a party in governmental proceedings from time to time in the ordinary course of business. While the outcome of such other lawsuits or proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1994.

                              PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company Common Stock became publicly held as a result of the Company's initial public offering effective June 15, 1989. Most of the Company's shares are held of record in "nominee" or "street" names. As of March 17, 1995, there were only approximately 29 holders of record of Company Common Stock. However, at the completion of the public offering, the Company was informed that there were at that time in excess of 750 beneficial owners of Company Common Stock.

     The following table sets forth the highest and lowest closing prices of the Company's Common Stock for each quarter of 1993 and 1994, as reported by the American Stock Exchange on which such stock is traded:

                       High Closing Price       Low Closing Price
                       ------------------       -----------------
     1993
        1st Quarter          $6-1/4                   $4-3/4
        2nd Quarter           5-5/8                    4
        3rd Quarter           6-1/4                    4
        4th Quarter           5-1/2                    4

     1994
        1st Quarter           5                        4-1/8
        2nd Quarter           5                        4-3/8
        3rd Quarter           6                        4-1/2
        4th Quarter           6-1/4                    5-3/8


    Since inception, the Company has not paid any cash or other dividends on Company Common Stock. The Company, however, will reevaluate from time to time its dividend payment policy based on its judgment as to the best interests of the Company and its stockholders. The determination of the amount of future cash dividends, if any, to be declared and paid, however, will depend upon, among other things, the Company's financial condition, funds received from operations, the level of its capital expenditures and its future business prospects. The Company's current policy of not paying dividends is based on belief of the Company's Board of Directors that, at this time, reinvestment of the Company's earnings into its businesses to foster future growth is in the best interest of the Company's stockholders.

Item 6. Selected Financial Data

     The general corporate overhead is allocated as set forth in a Management Agreement entered into between the Company and Tribune/Swab-Fox, effective January 1, 1989. For a description of this Management Agreement, see Item 13. Certain Relationships and Related Transactions, below.

                                             Year Ended December 31,*
                            --------------------------------------------------------
                             1992        1993         1992         1991       1990
                            -------     -------      -------      -------    -------
                                     (In thousands, except per share data)
Summary Operating Data:
Revenues................... $56,289     $67,977      $94,831      $93,583    $92,815
 Operating costs...........  46,150      73,207       84,932       86,961     86,905
 Depreciation and
  amortization.............   3,141       3,794        7,387        4,899      5,266
 Restructuring costs.......      --          --           --           --      2,441
Operating income (loss)
 before interest, unusual
 gain, and income taxes....   6,998      (8,995)       2,585        1,789     (1,770)
Interest...................     559       1,620        2,388        2,886      2,643
Unusual gain...............      --          --       24,412           --         --
Income (loss) before
 extraordinary loss........   3,850      (6,518)      14,040       (1,319)    (3,869)
Net income (loss)..........   3,850      (7,078)      14,040       (1,319)    (3,869)
Earnings  (loss) per
 share of common stock:
  Before extraordinary
   loss....................     .75       (1.23)        2.66         (.25)      (.67)
  Extraordinary loss.......      --        (.11)          --           --         --

Common shares outstanding..   5,135       5,274        5,274        5,274      5,790

Summary Balance Sheet Data
 (at period end):
Total assets...............  49,137     $47,061      $69,818      $57,870    $62,111
Total liabilities other
 than long-term debt.......  15,496      14,863       21,314       18,598     18,443
Long-term debt, net of
 current  installments.....   3,674       4,005       13,233       18,041     21,118
Stockholders' equity.......  29,967      28,193       35,271       21,231     22,550
__________________________

* The Company was a party to several events/transactions which affect the comparability of the historical information presented above. On April 30, 1994, the Company sold the assets of the New Jersey Shopper. Effective March 1, 1994, the Company acquired the stock of Galaxy. During the third quarter of 1993, the Company's Board made the decision to offer for sale its shopper-newspaper operations. On November 1, 1993, the Company sold the operating assets of the New York Shopper. On September 30, 1992, the Company ceased publishing The Tulsa Tribune as a result of the termination of a joint operating agreement. In August 1990, the Company acquired all of the outstanding stock of Atwood. See the Company's Notes to Financial Statements included in this Annual Report on Form 10-K for additional information on these transactions/events.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The information provided in this discussion and analysis relates to the Company as the successor to the publishing and information services businesses of Tribune/Swab-Fox since formation of the Company in May, 1989. Such businesses were conducted by Tribune/Swab-Fox through its direct and indirect subsidiaries, Tribune, BMT, TISI, Shopper's Guide and South Jersey Shopper, Inc. (the latter two together composed the "New Jersey Shopper"). In May, 1989, the Company acquired a Pennsylvania shopper operation to be part of the New Jersey Shopper (which operation was closed in 1993) and Marks-Roiland (i.e., the owner of the New York Shopper) and Atwood were acquired by the Company in January and August, 1990, respectively, and Galaxy was acquired in March, 1994. Each of these acquisitions and the previous acquisitions of BMT, TISI and the New Jersey Shopper have been accounted for as a purchase. The results of operations of the acquired companies for periods prior to the effective date of their acquisition by the Company are not included in the Company's historical results of operations. Segment operating data is set forth in Note 11 to the Financial Statements included in this Annual Report on Form 10-K. Effective September 30, 1992, Tribune ceased operations. (See Item 1. Description of Business). Tribune's 1992 operating results are included through September 30, 1992.

    In the third quarter of 1993, the Company made the decision to offer for sale all of the Company's shopper-newspapers. Effective September 30, 1993, these operations were written-down to net realizable value and a pre-tax loss of $9,224,000 recognized. No operations of the shopper-newspapers are included for the periods subsequent to September 30, 1993. On November 1, 1993, the assets, except cash, of the New York shopper-newspaper operation were sold for $4,675,000 cash and assumption of approximately $1,560,000 of liabilities. On May 2, 1994, the operations of the New Jersey Shopper were sold for $3,600,000 in cash (including certain post-closing adjustments), the assumption of approximately $930,000 in liabilities and the right to receive a portion of future "cash flow" from the New Jersey Shopper during the next five years after the buyer recovers $1,500,000 from future cash flow.

Year Ended December 31, 1994, Versus Year Ended December 31, 1993

    Operations for the year ended December 31, 1994, have four major variations from the same period ended December 31, 1993. First, the 1994 period did not include any shopper-newspaper operations because these operations were sold during the past year. Second, Galaxy, which is a provider of registration and information services to the exposition industry, was acquired effective March 1, 1994, and its operations are included for the ten months ended December 31, 1994, in exposition services along with the operations of Atwood. Third, indebtedness has been reduced by over $11,000,000 during the past eighteen months. Fourth, during the third quarter of 1993, a $9,224,000 loss on assets held for sale was recognized related to the intended disposition of the shopper-newspapers.

    Revenues of $56,289,000 for 1994 were $11,688,000 lower than for 1993. The revenue decrease consisted of $26,212,000 which related to the shopper-newspapers. Partially offsetting this decrease is the revenue increase in 1994 of $2,571,000 in the convention publishing component of the exposition services (which is Atwood's activities) plus Galaxy's revenues of $8,003,000 from March 1, 1994. Convention publishing revenue increased as a result of additional conventions, including specialty publications, and higher revenues from a trade journal which published more issues in 1994. Convention publishing revenues for 1993 and 1992 were reclassified from publishing to exposition services. Publishing revenues for 1994, disregarding the shopper-newspapers, were $2,148,000 higher than the prior year. An increase in advertising pages in Gaming and Wagering Business and Convenience Store News in 1994 represents the major increases. The information services revenue increase of $592,000 for 1994 consists mainly of an increase in employment histories revenue, resulting from both higher volume and an increase in the price of employment histories, a new product introduced in 1993 (criminal records), and an increase in motor vehicle report revenues, offset by a $2,613,000 decrease in 1994 in long distance telephone resale revenue, resulting from the Company's termination of this business during the first quarter of 1994 due to competitive and regulatory considerations. In terminating this business, the Company maintained an override interest and the ability to continue marketing services of the purchaser.

    Other revenue for 1994 and 1993, is substantially all related to the World Gaming Congress conference and trade show sponsored by Communications' Gaming and Wagering Business trade publication. Also included in other income is interest income related to the contract receivable from World, income from a co-sponsored trade show and covenant-not-to-compete income related to the New York Shopper sale in November 1993.

    Publishing costs and expenses were $19,579,000 lower for 1994, as compared with 1993. The decrease in costs related to the shopper-newspapers was $21,600,000 for 1994. The increase in 1994 related to the growth of the World Gaming Congress conference and trade show, as noted in other revenue above, partially offsets the shopper-newspapers decrease. Trade journal costs increased in 1994 related to the increase in pages as compared with 1993.

    Information services costs and expenses were $516,000 lower for 1994, as compared with 1993. The increase in costs related to the criminal records product introduced in 1993 and higher volumes, including additional personnel and related costs, was more than offset by the decrease of $2,394,000 in 1994, related to long distance telephone resale costs because of the termination of this business in early 1994.

    Exposition services costs and expenses consist of Atwood for 1994 and 1993 and Galaxy for ten months in 1994. The increase of $5,506,000 for 1994, includes increases of $1,557,000 related to the convention publishing business as noted above and Galaxy's 1994 operating costs for the ten months of $3,949,000.

    General and administrative expenses were $3,244,000 lower in 1994, as compared with 1993. The decrease in 1994 related to the shopper-newspapers was $5,422,000. Galaxy's general and administrative expenses of $2,700,000 in 1994 and increases in each of the other divisions related to continued growth, mainly personnel costs, partially offset the decrease from the shopper-newspapers. In addition, retirement and deferred compensation expense of approximately $1,800,000 was included in 1993, attributable to the retirement of the then chairman and chief executive officer of the Company.

    Interest expense decreased $1,061,000 for 1994, as compared with 1993, which is related to the payoff of the 10.32% Senior Notes in November 1993, and other principal payments on debt and reductions in deferred contract liabilities during the past year. The interest rate increase on current outstanding debt reduced the amount interest expense declined in 1994 from debt reductions.

    Depreciation and amortization decreased $653,000 in 1994, as compared with 1993, substantially all related to disposition of the depreciable and amortizable assets of the shopper-newspapers. Galaxy's depreciation and amortization of $823,000 is included for ten months in 1994 and partially offset the decrease from the shopper-newspapers.

    The loss on assets held for sale in 1993 represented the reduction from book value to estimated net value of the shopper-newspaper assets which were being held for sale and were subsequently sold in November, 1993, and May, 1994, with no additional loss. No loss was recognized on the assets of the three trade journals held for sale at December 31, 1994.

    Provision for income taxes as a percent of income before income taxes is higher than the statutory federal income tax rate because goodwill amortization related to certain acquisitions is not deductible for income tax purposes.


Year Ended December 31, 1993, Compared to Year Ended December 31, 1992.

    Revenues for 1993 decreased $26,854,000 from 1992.  $19,900,000 of the decrease was due to newspaper publishing revenues for 1992 through September 30, 1992, when The Tulsa Tribune ceased publication after the agreement with World which terminated the joint operating arrangement. Revenues from the shopper-newspapers were $11,500,000 lower in 1993 as compared with 1992. Fourth quarter 1992 revenues from shopper-newspapers were $9,500,000, whereas no fourth quarter revenue was recognized from shopper-newspapers in 1993 due to the operations being held for sale. The New Jersey Shopper revenues were $2,000,000 lower for 1993 as compared with 1992 mainly attributable to the effect on operations of moving to a new location over a three month period in early 1993. This resulted in the commercial printing operations being shut-down for approximately one month. The other major reason New Jersey Shopper revenues were lower in 1993 was lower volume and prices in the preprint insert business caused by the competitive environment.

    Revenues from convention/trade show publishing increased approximately $1,500,000, most of which was attributable to continued growth of this operation, including a $300,000 increase from a small trade publication acquired in mid-1992.

    Information services revenues increased $1,800,000 in 1993 as compared with 1992, consisting mainly of revenue from a new product, criminal record reports, of $640,000; higher revenue from employment history information of $700,000, a result of both higher volume and an increase in price; and an increase in revenue from motor vehicle reports of $300,000 as a result of higher volume and a new service, "MVR Express," which provides a motor vehicle report faster for a premium price.

    Other revenue and interest increased $850,000 which consisted of a $730,000 increase in interest income attributable to the contract receivable from World that was a part of the termination of the JOA and an $800,000 increase in revenue from conferences sponsored by the Company's trade journal group, as a result of an increase in existing conference exhibitors and attendees and a new conference. Included in 1992 other income was a $950,000 lawsuit settlement from MCI.

    Costs and expenses were $16,000,000 lower in 1993 as compared with 1992. Newspaper publishing costs were $15,000,000 lower in 1993 (the costs incurred in the nine months of operations of The Tulsa Tribune in 1992), and shopper-newspaper costs were $10,500,000 lower in 1993, a result of only nine months' costs being included in 1993. Partially offsetting the above cost decreases, the Company recognized a loss of $9,224,000 to reduce the shopper-newspapers assets to net realizable value as a result of the decision to sell the shopper-newspapers. Convention/trade show publishing costs and expenses increased $1,300,000 in 1993 as a result of continued growth of this operation. Information services costs and expenses increased $1,250,000 consisting of the direct cost of criminal record reports, which is a new product, and an increase in personnel costs due to an increase in the number of employees for new products and growth in existing products.

    General and administrative expenses in 1993 include $1,800,000 for retirement expenses related to the resignation of the former chairman and chief executive officer of the Company.

    Interest expense decreased $770,000 in 1993, attributable to a reduction in debt of $11,750,000 as a result of scheduled debt payments and the early payoff of the 10.32% Senior Notes in November 1993. This payoff was required by the holder of the 10.32% Senior Notes in connection with the sale of the assets of the New York Shopper. The early termination penalty ("yield maintenance premium") required by the 10.32% Senior Notes was reduced through negotiations with the holder of the 10.32% Senior Notes. This premium is accounted for as an extraordinary loss in the financial statements.

    Depreciation and amortization decreased $3,600,000 in 1993 attributable to the sale of the newspaper publishing assets on September 30, 1992, the reduction in shopper-newspaper assets to net realizable value at September 30, 1993, and higher depreciation and amortization of approximately $2,400,000 in 1992 related to a change in estimated lives used to depreciate and amortize certain assets.

    The Company's adoption of the change in accounting for income taxes as required by Financial Accounting Standards Statement No. 109 did not have a material effect on the Company's financial position or results of operations.

Year Ended December 31, 1992, Compared to Year Ended December 31, 1991.

    The Company's revenues for 1992 increased $1,248,000 over revenues for 1991. A $3,121,000 increase in information services revenues consisted of a $950,000 lawsuit settlement with MCI, a $1,100,000 increase in resale of long distance telephone services, and $1,100,000 increase from all other services. An overall revenue decrease of $1,915,000 from publishing activities is a net result of a decrease in newspaper publishing revenues in 1992 of $6,050,000 attributable to The Tulsa Tribune ceasing publication on September 30, 1992 (thus having only nine months of operations), substantially offset by increased revenues from trade journals of $1,500,000 due mainly to higher number of advertising pages, shopper-newspapers of $750,000, most of which was higher volume of print and mail advertising products and commercial printing, and convention/trade show publishing of $2,000,000 because of both continued growth of this operation and new products and services.

    The early termination of the JOA between the Company's newspaper publishing division and World, the publisher of the morning newspaper in Tulsa, resulted in an "Unusual Gain" before income taxes of $24,412,000, consisting of payments of $12,850,000 received in 1992, and the present value of future payments of $450,000 per month through March 1996 reduced by severance costs of $2,200,000. Although a substantial portion of the total payments is to be received in the future, the gain on this transaction was required to be recognized currently for financial reporting purposes.

    Costs and expenses were $2,150,000 lower in 1992, composed of decreased costs in newspaper publishing of $6,500,000, attributable to only nine months' operations of the newspaper publishing operations and $500,000 lower newsprint costs during the nine months in 1992; decreased costs in shopper-newspaper operation of $380,000, which is mostly lower newsprint costs; and increased costs in trade journals of $930,000, convention/trade show publishing of $2,000,000 and information services of $1,800,000 (most of which in each division is related to increased volume and additional personnel costs).

    General and administrative expenses decreased $369,000 in 1992 attributable to lower newspaper publishing expenses partially offset by an increase in corporate costs, mainly personnel costs and professional fees, and an increase at the convention/trade show publishing division and information services division due to growth in operations.

    Interest expense decreased $500,000 in 1992 related to a decrease in debt of $8,000,000, as a result of both the early payoff of bank lines of credit and a term loan and scheduled debt payments. Depreciation and amortization increased $2,488,000 in 1992, substantially all related to the effect of a change in the estimated lives used to depreciate and amortize certain machinery and equipment, advertising lists and covenants-not-to-compete at the shopper-newspapers.

Liquidity and Capital Resources

    The Company's available cash reserves, lines of credit and cash flow have been sufficient to service debt, provide working capital and finance necessary capital expenditures in the ordinary course of operations. Because of the cash to be received ($450,000 per month through March 1996) from the transaction with World, it is anticipated that the Company's cash flow and current lines of credit will be sufficient to meet its scheduled debt and other payment requirements, including the prepayment (if desired) of the indebtedness of Tribune/Swab-Fox to be assumed in the Merger, the anticipated capital expenditures for 1995 and the funding of the Cash Alternative (though, as noted below, if the full Cash Alternative were taken up (i.e., 10,000,000 shares of Tribune/Swab-Fox's Common Stock are purchased by the Company for cash at $0.88 per share pursuant to the Cash Alternative in the Merger), substantially all of the Company's cash and available credit would likely be needed. Significant additional cash would be needed during 1995 only if a substantial acquisition for cash were undertaken. To provide cash for the possibility of an acquisition and to keep current borrowing to a minimum, the Company is offering three of its trade publications for sale, as described herein. The Company may also pursue other sources of financing, including private or public placements of debt or common stock or other equity securities of the Company. The utilization of equity securities of the Company may have the effect of diluting or reducing the market price for the Company Common Stock.

    In 1993, the Company utilized available cash and the proceeds from the sale of the New York Shopper to prepay its 10.32% Senior Notes owned by The Prudential Insurance Company of America. The total amount prepaid was $8,889,000 in remaining principal, plus accrued interest and a prepayment penalty of $802,000. This prepayment penalty was a negotiated reduction from the $1,300,000 prepayment penalty which would have been required under the terms of the notes.

    Also in 1993, the Company prepaid all of its indebtedness to Bank of Oklahoma, N.A. and entered into four, separate revolving credit agreements with BancFirst. These agreements provide for different types of collateral and borrowing arrangements, but together comprised revolving credit arrangements allowing the Company to borrow up to $6,000,000. During the quarter ended September 30, 1994, the Company and its subsidiaries renewed two credit agreements and decreased their one-year bank lines of credit to $3,750,000. No funds are currently drawn on these lines of credit. It is possible that, if the full Cash Alternative is taken up, the Company could utilize substantially all of its cash and lines of credit. The Company has held informal discussions with BancFirst and management is confident that, in such circumstances, additional lines of credit could be arranged, if needed.

    The Company anticipates that capital expenditures in 1995 will be approximately $2,600,000, excluding the Cash Alternative and any acquisitions. Other than the Company's information division, the primary capital expenditures will be for computers, software, furniture and office equipment and to acquire additional "reader boxes" at Galaxy. The Company's information division continues to offer its customers in the trucking industry credits for providing employment information to be utilized in its data base, which credits can be used against charges for future services from such division. All of the credits earned are considered capital expenditures for the acquisition of such data. At December 31, 1994, the Company's current assets exceeded current liabilities by $16,176,000.

Inflation

     Except for the costs of newsprint and postage at BMT, the Company anticipates the effect of inflation on its operations during 1995 will be primarily limited to the effects which general inflation will have on costs in most areas in which the Company operates. The price of coated paper used in the Company's publishing segment is expected to increase in price more than 50 percent in 1995. Also, postage increased 10 percent to 18 percent in 1995 (depending on postal class) which will have a particularly significant impact on the Company's journals.


Item 8. Financial Statements and Supplementary Data

     See Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
8-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The Company has not changed accountants since its inception nor had any reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure since the Company's inception.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information with respect to each Director and executive officer of the Company, as well as with respect to certain other key employees of the Company. All Directors of the Company hold office until the next Annual Meeting of Stockholders and until the election and qualification of their successors. Except as noted, each officer was elected in 1994 at the annual meeting of the Board of Directors to serve for one year or, if earlier or later, until the next Annual Meeting of the Board of Directors.

                               Director or Officer of
                               the Company or
                               Tribune/Swab-Fox or      Position with the Company
         Name            Age   Employee Since (1)       and Tribune/Swab-Fox
         ----            ---   ----------------------   -----------------------
Howard G. Barnett, Jr.   44            1984             Chairman, President, Chief Executive
                                                        Officer and Director of the Company and
                                                        Director, President and Chief Executive
                                                        Officer of Tribune/Swab-Fox

Robert E. Craine, Jr.    47            1985             Executive Vice President and Director of
                                                        the Company and Senior Vice President of
                                                        Tribune/Swab-Fox

J. Gary Mourton          48            1980             Senior Vice President-Finance, Chief
                                                        Financial Officer and Treasurer of both the
                                                        Company and Tribune/Swab-Fox and
                                                        Director of the Company

William N. Griggs        63            1989             Director of the Company

Mark A. Leavitt          36            1989             Director of the Company

David Lloyd Jones        56            1991             Director of the Company

Martin F. Beck           77            1989             Director of the Company

Richard A. Wimbish       51            1987             President of TISI

Stuart P. Honeybone      53            1986             Vice President of both the Company and
                                                        Tribune/Swab-Fox and President of BMT

Wayne Atwood             43            1990             President of Atwood

John R. Laughlin         51            1994             President and Chief Operating Officer of
                                                        Galaxy

Donna J. Peters          65            1984             Secretary of both the Company and
                                                        Tribune/Swab-Fox

Jimmy C. Strong          60            1990             Vice President-Human Resources of the
                                                        Company
______________________

(1) As the Company was not formed until 1989, if the date indicated is prior to 1989, this represents the date that the individual was first employed or became an officer or director of Tribune/Swab-Fox.

     Howard G. Barnett, Jr. -- Became Executive Vice President of Tribune/Swab-Fox on January 1, 1985, and was elected President in March 1991, and Chief Executive Officer on August 1, 1993. He was elected President of the Company on its formation in 1989, and was elected Chairman and Chief Executive Officer on August 1, 1993. For approximately ten years prior to joining Tribune/Swab-Fox, Mr. Barnett was a member of the law firm of Sneed, Lang, Adams & Barnett, Tulsa, Oklahoma. Mr. Barnett is the cousin of David Lloyd Jones and Jenkin Lloyd Jones Jr., the son of Florence Lloyd Jones Barnett and the nephew of Jenkin Lloyd Jones (the latter three being significant stockholders and directors of Tribune/Swab-Fox).

     Robert E. Craine, Jr. -- Joined Tribune/Swab-Fox in November, 1985, as President of TSF Capital Corp., a wholly-owned subsidiary of Tribune/Swab-Fox. He became Vice President of Tribune/Swab-Fox in May, 1986, and Senior Vice President in August, 1988. For the 11 years preceding his joining Tribune/Swab-Fox, Mr. Craine was a member of the law firm of Gable & Gotwals, Inc., Tulsa, Oklahoma. Mr. Craine became Senior Vice President of the Company upon its formation in 1989 and became Executive Vice President and a Director in March, 1994.

     J. Gary Mourton -- Joined Tribune/Swab-Fox as Chief Financial Officer in 1980 and became Vice President-Finance and Treasurer in 1984. For the 11 years prior to that time, Mr. Mourton was with the accounting firm of Arthur Andersen & Co. Mr. Mourton is a certified public accountant. Mr. Mourton became Senior Vice President-Finance, Chief Financial Officer and Treasurer of the Company upon its formation in 1989.

     William N. Griggs -- Has been a Managing Director of Griggs & Santow Incorporated, a financial and economic consulting firm, since 1983. Dr. Griggs previously served as Financial Economist at the Federal Reserve Bank of Dallas and Deputy to the Assistant Secretary of the Treasury responsible for economic policy. He currently serves on the Board of Directors of Massachusetts Mutual Life Insurance Company, and its Investment Policy Committee. Dr. Griggs received his Ph.D from Ohio State University.

    Mark A. Leavitt -- Joined Oppenheimer & Co., Inc., an investment banking firm, as a Vice President in the Corporate Finance Department in 1987, and became Senior Vice President in 1989 and Managing Director on May 1, 1992. For the seven years prior to that time, Mr. Leavitt was with Continental Illinois National Bank, and was a Senior Director in the Capital Markets Group when he left to join Oppenheimer & Co., Inc.

    David Lloyd Jones -- Served as Vice President and Director of Tulsa Tribune Company, wholly-owned subsidiary of the Company, from 1984 until 1992. Mr. Jones was elected as a Director of the Company in 1991. Mr. Jones is the cousin of Howard G. Barnett, Jr., and is the son of Jenkin Lloyd Jones and the brother of Jenkin Lloyd Jones Jr. (directors of Tribune/Swab-Fox).

    Martin F. Beck -- Is Chairman of Beck-Ross Communications, Inc., Rockville Centre, New York, a company which he founded in 1968 and which owns and operates several radio stations. Mr. Beck has been involved most of his life in the media business, primarily in radio. He is a past president of the New York State Broadcasters Association, Past Chairman of the Radio Board of the National Association of Broadcasters, and currently a member of the Executive Committee of that organization, and is a member of the Board of the Radio Advertising Committee.

    Richard A. Wimbish -- Joined TISI, a wholly-owned subsidiary of the Company, as Controller in 1987 and became Executive Vice President in 1990. Mr. Wimbish was made President of TISI in 1991. Prior to joining TISI, Mr. Wimbish was Controller and Chief Financial Officer of Carlson Reserve Corporation from 1981 through 1986.

    Stuart P. Honeybone -- Joined Tribune/Swab-Fox in June, 1986, as Vice President of TSF Capital Corp., a wholly-owned subsidiary of Tribune/Swab-Fox, and became Vice President of Tribune/Swab-Fox in 1988. Mr. Honeybone became Vice President of the Company upon its formation in 1989. Mr. Honeybone became President of BMT in December, 1994. From September, 1985, until joining Tribune/Swab-Fox, Mr. Honeybone was the owner and chief executive officer of HB Management, a consulting firm specializing in problem or troubled businesses. For the six years preceding this, Mr. Honeybone was with Hinderliter Industries, Inc. and was Group Vice President, Energy Group, at the time of his leaving the employ of such company.

    John R. Laughlin -- Founded Galaxy, which was acquired by the Company as of March 1, 1994, in 1982, and has been continuously employed by such company since such time.

    Wayne Atwood -- Founded Atwood, a wholly-owned subsidiary of the Company, with his wife, Linette Atwood, and Tom Bodine, in 1983 and has been continuously employed by such company since such time.

    Donna J. Peters -- Has been Secretary of Tribune/Swab-Fox since 1984 and became Secretary of the Company upon its formation in 1989.

    Jimmy C. Strong -- Became Vice President-Human Resources of the Company in 1990. For the year before joining the Company, Mr. Strong was with Hinderliter Heat Treating, Inc., as Vice President of Human Resources, and was with Hinderliter Industries, Inc., a diversified manufacturing company, for the preceding 16 years.

    Forms 3, 4 and 5 Filings. To the Company's knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to the Company and written representations that no other forms were required, all persons required to file Forms 3, 4 and 5 during and with respect to 1994 timely made all required filings, except that Wayne Atwood reported on his Form 5 for 1994, the ownership of a previously unreported option to acquire 8,000 shares of the Company's Common stock granted to him in connection with the Company's acquisition of Atwood in 1990.

Item 11. Executive Compensation

        Compensation.

     Set forth below is certain information with respect to the compensation of the Company's Chief Executive Officer and each of the Company's and its subsidiaries' four other most highly compensated executive officers, based on salary and bonus earned during 1994, for services in all capacities to the Company and its subsidiaries during each of the Company's last three fiscal years.

                           Summary Compensation Table

                                                                                     Long-Term Compensation
                                                                            --------------------------------------
                                                                                     Awards                Payouts
                                                                            ------------------------       -------
                                            Annual Compensation (1)
                                      -----------------------------------
                                                                 Other                       Securities                   All
                                                                 Annual      Restricted      Underlying                  Other
        Name and                                                 Compen-        Stock         Options/      LTIP       Compensa-
    Principal Position         Year   Salary($)   Bonus($)(2)   sation($)   Award(s)($)(3)   SARs(#)(4)   Payouts($)   tion($)(5)
---------------------------    ----   ---------   -----------   ---------   --------------   ----------   ----------   ----------

Howard G. Barnett, Jr.(6)      1994    207,704       77,889         --          77,889         75,000         --          5,544
  Chairman, President and      1993    207,704          -0-         --              --             --         --          4,261
  Chief Executive Officer      1992    207,704       46,657         --              --             --         --          5,589

Wayne Atwood                   1994    128,670       15,938         --          31,875         10,000         --          3,292
  President, Atwood            1993    138,915       91,668         --              --             --         --          2,656
                               1992    132,300      126,662         --              --             --         --          2,646

J. Gary Mourton                1994    151,410       34,067         --          34,067         37,500         --          4,620
  Senior Vice President and    1993    151,410          -0-         --              --             --         --          3,475
  Chief Financial Officer      1992    151,410       30,973         --              --             --         --          3,465

Robert E. Craine, Jr.          1994    133,900       30,127         --          30,127         37,500         --          4,107
  Executive Vice President     1993    133,900        7,500         --              --             --         --          2,884
                               1992    133,900       27,386         --              --             --         --          3,412

Richard A. Wimbish             1994    125,000       36,192         --              --         22,500         --          3,960
  President, TISI              1993    100,000       26,500         --              --             --         --          2,593
                               1992     90,900       18,000         --              --             --         --          2,138

Hedy Halpert(7)                1994    248,218      154,827         --              --             --         --          5,544
  formerly President and       1993    227,570       72,809         --              --             --         --          4,497
    Chief Operating            1992    205,000       75,851         --              --             --         --          4,364
    Officer of BMT
___________________

(1) No cash compensation other than the annual amounts described was paid to any of the named executives during the period shown. Certain executives are also entitled to car allowances or are provided cars, and club dues are paid for certain executives. The value of such perquisites is not required to be disclosed because the aggregate amount of such compensation does not exceed the lesser of $50,000 or 10 percent of the total amount of annual salary and bonus for any named executive.

(2) Includes bonuses earned for the year, even if paid in another year.

(3) Under the T/SF Communications Corporation 1994 Incentive Stock Plan (the "Incentive Stock Plan"), approved by the stockholders of the Company at the 1994 Annual Meeting of Stockholders, one-half of the bonus paid to Howard G. Barnett, Jr., J. Gary Mourton and Robert E. Craine, Jr., was to be paid in the form of restricted stock grants. The amount shown here represents the dollar amount of such stock grants, which were granted at a rate of $6.25 per share, being the closing price on the American Stock Exchange for Company Common Stock on December 30, 1994 (the last trading day of 1994). Each such stock grant vests 100 percent after three years, assuming the employee is then employed by the Company (subject to earlier vesting in the case of death or disability of employee). Dividends are payable on the restricted stock to the same extent as would be paid on Company Common Stock. Two-thirds of Wayne Atwood's 1994 bonus, or $31,874, is to be paid by such a restricted stock grant with the price of the stock to be determined based on the average of the 20 trading days preceding April 30, 1995. There are no other outstanding restricted stock grants.

(4) Consists solely of options to acquire shares of Company Common Stock.

(5) These amounts represent the total value of the Company's contributions made or accrued to the Company's 401(k) plan and, as to Mr. Barnett only, by NPC under its 401(k) plan for 1992 when Mr. Barnett was also employed by this agency of a wholly-owned subsidiary of the Company. All such persons are 100 percent vested in their accounts under the Company's plan, and Mr. Barnett was 100 percent vested in his accrued benefits under the NPC plan. Mr. Barnett's vested interest in the NPC plan was distributed to him in 1992 as he terminated his employment with NPC as part of the termination of the JOA with World.

(6) The cash compensation shown for Howard G. Barnett, Jr., in the table does not include amounts paid to him as a director of Tribune/Swab-Fox. Employees who are Directors of the Company do not receive fees from the Company as Directors.

(7) Hedy Halpert, formerly President and Chief Operating Officer of BMT, and two other officers of BMT (together, the "BMT Senior Executives"), were removed as officers of BMT in December, 1994. The payments in the table above to Ms. Halpert were pursuant to an Employment Agreement with her which expired December 31, 1994. The formal severance of full-time employment with BMT by the BMT Senior Executives occurred pursuant to agreements entered into in January, 1995 (the "Employment/Severance Agreements"). Pursuant to the Employment/Severance Agreements, the BMT Senior Executives are required to provide varying amounts of services during 1995 and will be compensated therefor as provided in such agreements. In particular, each agreement with the BMT Senior Executives provides for a significant bonus to be paid upon the sale of Convenience Store News, The Journal of Petroleum Marketing and United States Distribution Journal, if accomplished in 1995. If such sale is not accomplished, bonuses will be paid based on an agreed-to amount. Thus, the primary function of the BMT Senior Executives in 1995 will be to assist in the sale of the three journals being held for sale.

        Options.

        The following table sets forth certain information with respect to options exercised by the named executive officers of the Company and its subsidiaries during 1994, and the number and value of unexercised options held by such persons at the end of the year. The Company has never granted any stock appreciation rights.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Fiscal Year-End Option/SAR Values
                     -------------------------------------

                                                                             Value of
                                                                             Unexercised
                                                         Number of           In-the-Money
                                                         Securities Under-   Options/SARs
                                                         lying Unexercised   at Fiscal
                                                         Options/SARs at     Year-End ($)
                                                         Fiscal Year-End     (1)(2)
                                               Value
                            Shares Acquired   Realized   Exercisable/        Exercisable/
          Name              on Exercise (#)   ($)(1)     Unexercisable       Unexercisable
          ----              ---------------   --------   -------------       -------------

Howard G. Barnett, Jr.            -0-            -0-          0/75,000          0/150,000
Wayne Atwood                      -0-            -0-      5,336/12,664           0/20,000
J. Gary Mourton (3)               -0-            -0-     20,833/37,500           0/75,000
Robert E. Craine, Jr. (3)         -0-            -0-     12,500/37,500           0/75,000
Richard Wimbish (3)               -0-            -0-      1,166/22,500           0/45,000
Hedy Halpert                      -0-            -0-               0/0                0/0
_______________________

(1) Market value of the underlying securities at exercise date or fiscal year-end, as the case may be, minus the option exercise price.

(2) The closing price for Company Common Stock on the American Stock Exchange on December 30, 1994, the last trading day of the fiscal year, was $6.25.

(3) In March, 1995, Messers, Mourton, Craine and Wimbish allowed options to acquire 20,833, 12,500 and 1,166 shares, respectively, of Company Common Stock at $12.00 per share, to lapse.

     The following table sets forth certain information with respect to options granted to the named executive officers of the Company and its subsidiaries during 1994. The Company has never granted any stock appreciation rights.

                               Option/SAR Grants in Last Fiscal Year
              -------------------------------------------------------------------------
                                       Individual Grants
-------------------------------------------------------------------------------------    Potential Realizable Value
                          Number of        % of Total                                    at Assumed Annual Rates
                          Securities       Options/SARs                                  of Stock Price Appreciation
                          Underlying       Granted to       Exercise                     for Option Term (2)
                          Options/SARs     Employees in     or Base        Expiration    ---------------------------
         Name             Granted(#)(1)    Fiscal Year      Price($/sh)    Date             5%($)          10%($)
         ----             -------------    ------------    ------------    ----------       -----          ------

Howard G. Barnett, Jr.       75,000            37.0             4.25         1/25/04        200,460        508,005
Wayne Atwood                 10,000             4.0             4.25         1/25/04         26,728         67,734
J. Gary Mourton              37,500            18.5             4.25         1/25/04        100,230        254,003
Robert E. Craine, Jr.        37,500            18.5             4.25         1/25/04        100,230        254,003
Richard Wimbish              22,500            11.1             4.25         1/25/04         60,138        152,402
Hedy Halpert                     --              --               --              --             --             --
__________________

(1) Consists solely of options to acquire shares of Company Common Stock. The options were granted for a term of ten years, subject to earlier termination in certain events related to the termination of employment.
    The exercise price of the options is equal to the fair market value of Company Common Stock on the date of grant. The options become exercisable in full on January 25, 1997. The option exercise price may be paid in cash, by delivery of already-owned shares, by offset of the underlying shares, or by a combination of such methods. Tax withholding obligations related to exercise may be paid by offset of the underlying shares, subject to certain conditions.

(2) Potential realizable value illustrates the value that might be realized upon exercise of the options immediately prior to the expiration of their term (ten years from the date of grant), assuming that Company Common Stock appreciates in value from the date of grant to the end of the option term at rates of 5 percent and 10 percent, respectively, compounded annually.

        Compensation of Directors. Employee Directors receive no additional compensation for service on the Board of Directors or any committee thereof. Nonemployee Directors are paid a fee of $5,000 per year, plus an attendance fee of $350 per meeting. Nonemployee Directors receive an additional fee of $1,000 per year for each committee of the Board of Directors on which they serve, plus an attendance fee of $350 per committee meeting. While Mr. Barnett will not receive Director's fees from the Company, he will receive Director's fees from Tribune/Swab-Fox in an amount comparable to the Company's payments to its nonemployee Directors. All Directors are reimbursed by the Company for out-of-pocket expenses incurred by them in connection with their service on the Board of Directors and any committee thereof. In addition to the fees paid to Dr. Griggs for serving as a Director of the Company, the Company has agreed to pay the firm of Griggs & Santow Incorporated, economists and consultants, $5,000 annually for periodic consulting services.

        Employment Agreements. As of March 17, 1995, the Company was subject to employment agreements with certain directors, officers or key employees, as follows:

        Jenkin Lloyd Jones -- By agreement effective January 1, 1991, the Company agreed to cause NPC to pay (or, in the alternative, the Company, which is the case) compensation to Jenkin Lloyd Jones of approximately $100,000 annually, plus a cost of living adjustment, through December 31, 1995. In recognition of Mr. Jones' past contributions to the Company, these payments were agreed to be made regardless of the number of hours worked by Mr. Jones.

        David Lloyd Jones -- As part of the termination of the JOA with World, Director David Lloyd Jones' employment with NPC was terminated and he was no longer needed as an employee of Tribune. A severance arrangement was entered into by the Company whereby Mr. Jones is employed by the Company for special projects and is paid $50,000 per year through March, 1999. This severance payment is in lieu of severance to which Mr. Jones would have been entitled under the Company's package for other Tribune newsroom employees of NPC.

        Wayne Atwood -- Effective January 1, 1994, the Company entered into a new three-year Employment Agreement with Mr. Atwood providing for his continued service as President of Atwood at a base salary of $145,860 per year, with salary increases in subsequent years subject to the discretion of the Company. For 1995, due to a reduced work schedule caused by an illness related disability, Mr. Atwood's base salary has been reduced to $100,000. Mr. Atwood's Employment Agreement has an incentive compensation provision. This provision for 1994 provided that he could earn additional amounts for 1994 up to a maximum of $30,625 plus nine percent of the amount by which Atwood's 1994 pre-tax income exceeded Atwood's 1993 pre-tax income plus $200,000. All incentive compensation is to be paid through issuance of restricted stock of the Company which will provide for vesting three years after issuance (January 1, 1997, for bonus shares earned for 1994), unless Mr. Atwood elects, prior to July 1, 1994, to receive one-third of the incentive compensation in cash. As noted in the above table, Mr. Atwood made such election for 1994. For 1995, Mr. Atwood's compensation package is in the process of being negotiated.

        Linette Atwood -- Effective January 1, 1994, the Company entered into a new three-year Employment Agreement with Mrs. Atwood providing for her continued service as Executive Vice President of Atwood at a base salary of $107,311 per year, with salary increases in subsequent years subject to the discretion of the Company. For 1995, Mrs. Atwood's base salary will be $110,531. Mrs. Atwood's Employment Agreement includes an incentive compensation provision whereby, for 1994, she could earn additional amounts up to a maximum of $20,625 plus 9 percent of Atwood's 1994 pre-tax income over Atwood's 1993 pre-tax income plus $200,000. All incentive compensation will be paid through issuance of restricted stock of the Company, unless Mrs. Atwood elects, prior to July 1, 1994, to receive one-third of the incentive compensation in cash. Mrs. Atwood made such election for 1994. Mrs. Atwood's compensation package for 1995 is in the process of being negotiated.

        John R. Laughlin -- On the date the Company acquired Galaxy, March 17, 1994, the Company entered into an Employment Agreement with Mr. Laughlin extending through December 31, 1996. Mr. Laughlin is to serve as President and Chief Operating Officer of Galaxy at a salary of $90,000 per year. If Galaxy's pre-tax income exceeded $800,000 in 1994, Mr. Laughlin's compensation would increase to $100,000 in 1995, and if Galaxy's pre-tax income exceeds $1,100,000 in 1995, Mr. Laughlin will receive a salary of $120,000 in 1996. The 1994 pre-tax income (as computed for purposes of Mr. Laughlin's contract) exceeded $800,000 and, thus, his salary for 1995 will be $100,000. The Employment Agreement provides normal provisions for expense reimbursement, vacations, ownership of intellectual property, confidentiality of information and normal termination provisions. The Agreement also provided for the grant of an option to Mr. Laughlin to purchase 20,000 shares of Company Common Stock at a price of $5.50 per share under the T/SF Communications Incentive Stock Option Plan (this is a qualified stock option plan originally adopted in 1989 and is different from the 1994 Incentive Stock Plan). The option term is for five years and provides that he will acquire the right to exercise the options ratably over a three-year period from the date of grant at the rate of one-third after the end of each year of service with the Company.

        Hedy Halpert -- As noted above, in December, 1994, Hedy Halpert, along with two other executives (together, the "BMT Senior Executives"), were removed as officers of BMT. Hedy Halpert was employed under an Employment Agreement which ended on December 31, 1994. The decision to remove such officers and enter into the following described employment agreement with Hedy Halpert (as well as employment agreements with the other two BMT Senior Executives) was based on the Company's determination that, after completion of the intended sale of three of BMT's trade journals, the services of the BMT Senior Executives would no longer be needed. Accordingly, on January 31, 1995, BMT entered into an Employment Agreement with Ms. Halpert. The Employment Agreement provides for her employment through January 12, 1996. Ms. Halpert is required to provide one-half of a normal work week to BMT during the first four months of the agreement and one-fourth of her normal work week for the remaining term thereof. Ms. Halpert will be paid $14,000 per month and will be entitled to a bonus equal to 0.85 of one percent of the net sales price of the three trade journals. If the trade journals do not sell during 1995, a bonus will be payable at December 31, 1995, equal to $75,250. In addition, Ms. Halpert is subject to certain covenants-not-to-compete which can be extended through 1996 by the additional payment in such year of $94,000. The other two BMT Senior Executives were subject to similar employment agreements which provide for lower salary payments and bonuses of 0.5 of one percent of the net sales price of the three trade journals for each such BMT Senior Executive, or a minimum bonus of $42,500 each. Payments under the agreements with the BMT Senior Executives encompass all severance obligations of the Company to them.

        Performance Graph

        The following graph compares the cumulative total stockholder return on Company Common Stock for the period from December 31, 1989, through December 31, 1994, with the cumulative total return of two indices during such period.

                                [GRAPH APPEARS HERE]
                      COMPARISON OF FIVE YEAR CUMULATIVE RETURN
           AMONG T/SF COMMUNICATIONS CORPORATION, AMERICAN STOCK EXCHANGE
                  MARKET VALUE INDEX AND S&P PUBLISHING GROUP INDEX
Measurement period      T/SF Communications   American Stock Exchange   S&P Publishing
(Fiscal year Covered)   Corporation           Market Value Index        Group Index
---------------------   -------------------   -----------------------   --------------
Measurement PT --
12/31/89                       $100                    $100                  $100

FYE 12/31/90                   $ 29                    $ 81                  $ 82
FYE 12/31/91                   $ 19                    $104                  $ 98
FYE 12/31/92                   $ 63                    $106                  $111
FYE 12/31/93                   $ 56                    $126                  $137
FYE 12/31/94                   $ 74                    $115                  $124


-------------------------
* The total return set forth above assumes $100 was invested in Company Common Stock and each of the indices set forth above on December 31, 1989, and that all dividends were reinvested. The S&P Publishing Group Index is compiled by Standard & Poor's Corporation and is composed of Dun & Bradstreet Corporation, McGraw Hill Publishing Company and Meredith Corporation.

        Report of Compensation Committee on Executive Compensation.

        The following report from the Compensation Committee of the Board of Directors (the "Compensation Committee") is intended to describe the factors considered by the Compensation Committee and the Board in determining compensation packages for certain key employees of the Company.

Compensation Committee Interlocks and Insider Participation.

        The Compensation Committee is composed of three outside directors, Messrs. Leavitt, Griggs and Jones. Mr. Jones is technically an employee of the Company (see the discussion of Mr. Jones' arrangement above). However, his employment contract relates primarily to the severance of his employment relationship with Tulsa Tribune Company and, therefore, the Board of Directors considers Mr. Jones to be an outside director for purposes of the Compensation Committee.

        The Compensation Committee has oversight responsibility for the Company's executive compensation programs. Because two of the five highest paid executives in the Company are managers of specific subsidiaries, the Compensation Committee has acted primarily with respect to the compensation of the executive management of the Company's headquarters operation and as the granting committee for all employees under the Incentive Stock Option Plan and 1994 Incentive Stock Plan. The Compensation Committee recommends action with respect to compensation issues and the full Board of Directors is responsible for acting on the recommendations of the Compensation Committee.

Subsidiary Manager Compensation.

        One of the five highest paid executives in the Company for 1994, Wayne Atwood, and Hedy Halpert (one of the BMT Senior Executives) were subject to employment agreements for 1994. Mr. Atwood's contract extends through 1996 and is described elsewhere herein. Prior to 1994, Mr. Atwood was employed under an incentive arrangement which related to the original acquisition of Atwood in 1990. In renegotiating Mr. Atwood's employment contract in 1994, his compensation package was negotiated by management of the Company based on Mr. Atwood's former base salary and the need to have future incentive bonuses somewhat less generous than those agreed to when the Company acquired Atwood and was approved by the Board of Directors as a whole, rather than the Compensation Committee. No attempt was made to compare Mr. Atwood's salary to any industry norms.

        With respect to Ms. Halpert, her compensation was based on an employment agreement which, to a large extent, was historical in nature. Ms. Halpert's original employment agreement arose in connection with the acquisition by the Company of BMT on December 1, 1986, at which time Ms. Halpert was elevated to the job of President of BMT. The original employment agreement had a three year term and it has been renegotiated twice. The employment agreement applicable in 1994 was entered into in 1992, and it ended December 31, 1994. When such agreement was renegotiated for the term ended December 31, 1994, Ms. Halpert's base salary was frozen and her ability to earn increases in compensation was tied totally to the performance of BMT, specifically to increasing targets of operating income. As Ms. Halpert was the head of a subsidiary and, thus, reported and was subject to the direction of the Chief Executive Officer of the Company, Ms. Halpert's agreement was negotiated by Mr. G. Douglas Fox (then CEO) and was approved by the Board of Directors as a whole, rather than the Compensation Committee. There was no attempt at the time to compare Ms. Halpert's salary to industry norms as her base salary was being frozen.

        The Compensation Committee and the Board of Directors view the negotiation of salaries and incentive plans with managers of divisions or subsidiaries as being the function of the Chief Executive Officer, subject to the approval of the Board of Directors. Thus, Mr. Barnett separately negotiated and agreed to Mr. Wimbish's compensation plan and the Board of Directors approved such compensation without modification.

Compensation of Executive Officers.

     Before 1994, while industry data has been looked at from time to time, the Compensation Committee had relied primarily on the individual experiences of the members of the Compensation Committee in determining the reasonableness of compensation of the Company's executives. Prior to 1994, salaries and compensation had been based primarily on the historical salary trend of the particular employee. In other words, the salary level at which an employee was hired and then modest increases after that date were the basis for salaries. Bonuses were, until 1990, subjective. For 1991 and 1992, there was an Executive Incentive Bonus Plan in place which tied executive bonuses to improvement in operating income of the Company. No bonus plan existed for 1993 and no bonuses were paid to headquarters executive personnel.

     In 1993, the Company hired a national executive compensation consulting firm to provide assistance to the Compensation Committee in devising an appropriate executive compensation plan. In January, 1994, the Compensation Committee received the report of the consultant. The consultant was asked to provide information on two basic matters. First, to compare the levels of compensation of the Company's key executives to employees in comparable
positions in comparable companies.    As a result of this, the Compensation
Committee determined that the base salaries for Messrs. Barnett, Mourton and Craine were within the 50th to 75th percentile range of comparable salaries. No increases in base salary for 1994 were awarded. This same data indicated to the Compensation Committee that the Company was not providing a comparable level of compensation in terms of short-term and long-term incentive payments/awards.

     The second matter addressed by the consultant was this lack of incentive compensation. In particular, the consultant had been asked to provide information on plans in comparable companies, both from the perspective of the amounts which would be appropriate for Messrs. Barnett, Craine and Mourton, and in the mix and type of various compensation components. In doing this, the consultant was instructed to look to plans which closely tie the executives' bonuses to stock appreciation.

     As a result of this, in 1994, the Compensation Committee recommended and the Board adopted the 1994 Incentive Stock Plan and a related target bonus plan. There are two basic features of this incentive plan:

     (i) Based on a target set by the Board of Directors each year for earnings of the Company, bonuses can be earned on an annual basis beginning at 80 percent of the targeted net income for the Company. This target is intended to be set by the Board of Directors at a level which reflects the Board's view of necessary earnings growth and return on investment. As this plan is new, the method by which each year's target will be set in the future has not been determined and the 1994 target was set based on the Board of Directors' view of an appropriate earnings target. An important feature of this part of the plan is that 50 percent of the bonus earned each year by Messrs. Barnett, Mourton and Craine will be paid in the form of a restricted stock grant under the Incentive Stock Plan. This grant is to be based on the market value of the Company Common Stock at the time of the grant and will provide for vesting in the employee three years from the date of issuance; and

     (ii) A nonqualified stock option plan under which stock options can be granted to key employees of the Company. In 1994, the Compensation Committee granted options under the Incentive Stock Plan to Messrs. Barnett, Mourton, Craine, Atwood and Wimbish.

     In making the grants under the Incentive Stock Plan, the Compensation Committee determined to make relatively large grants initially with vesting to occur 100 percent in three years. The Compensation Committee believed that the stock price for the Company Common Stock has been depressed for a number of years and that stock price appreciation was the most important goal of the Company in the next three years. By providing relatively large options in the first year, it was felt that the executives of the Company would be appropriately focused on this goal. The number of options granted were consistent with the recommendation and report of the compensation consultant.

     In the future, the Compensation Committee and the Board of Directors intend to maintain an annual incentive plan by appropriately adjusting the target net income which must be achieved before bonuses are paid to reflect the Board's goal of having net income increases be the primary method for driving stock appreciation. It is the belief of the Compensation Committee that the combination of short-term incentives based on targets which are set by the Board of Directors and significant stock options in the hands of Messrs. Barnett, Mourton and Craine, together with the stock options granted under the Incentive Stock Plan to certain other key employees of the Company, will have the desired effect of focusing management on stock value.

     No target for 1995 has been set. Because of the many changes that occurred to the Company in 1994 and are anticipated in 1995 (e.g., the proposed sale of certain trade journals and the proposed merger with Tribune/Swab-Fox, to name the two most significant) the Compensation Committee is studying the possibility of utilizing a different approach to short-term executive bonuses in 1995. Economic value added models are being studied and evaluated for their ability to take major structural changes, such as those contemplated for 1995, into account. While the Compensation Committee believes that certainty in the methodology of determining executive bonuses is important so that the executives understand what they are expected to accomplish to achieve the bonuses, the materiality of the changes occurring or expected to occur in 1995 may result in some greater subjectivity being applied by the Compensation Committee and the Board of Directors with respect to bonuses for 1995. A final determination of this issue is not anticipated for several months.

     The Compensation Committee has not set particular targets for executive compensation. However, the Compensation Committee recognizes the need for the Company's compensation package to remain competitive to ensure the retention of key employees and the ability to recruit additional key employees as needed. The use of the outside compensation consultant marks the beginning of the Compensation Committee's efforts to monitor the compensation of key employees more closely and to ensure that compensation issues are being appropriately addressed.

     A 1993 amendment to the Internal Revenue Code of 1986, as amended, provides that no publicly held company shall be permitted to deduct from its income taxes compensation exceeding $1 million paid to its chief executive officer or any of its four other highest paid executive officers unless (a) the compensation is payable solely on account of the attainment of performance goals, (b) the performance goals are determined by a compensation committee of two or more outside directors, (c) the material terms under which the compensation is paid are disclosed to and approved by the stockholders, and (d) the compensation committee certifies that the performance goals were met. Neither the Compensation Committee nor the Board of Directors expects such restrictions to have an impact, or result in the loss of a deduction, with respect to compensation paid by the Company to such persons (including stock option and restricted stock grants under the Incentive Stock Plan) because the compensation paid by the Company to such persons is substantially below the $1 million threshold.

Benefits.

        Benefits offered to key executives are largely those that are offered to the general employee population, though the amount of certain benefits varies based on salary levels. Other variances include either automobiles or automobile allowances and, in certain cases, club dues. In the case of Mr. Atwood, these benefits are provided for in his employment agreement.

                                 Mark A. Leavitt
                                 William N. Griggs
                                 David Lloyd Jones

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        At the close of business on March 17, 1995, there were issued and outstanding 4,864,818 shares of Company Common Stock. 3,777,500 shares of Company Common Stock (or approximately 78 percent of the outstanding shares) are owned by Tribune/Swab-Fox, 2407 East Skelly Drive, Tulsa, Oklahoma 74105.

        The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 17, 1995, for each beneficial owner of more than five percent of Common Stock, other than Tribune/Swab-Fox. Except as noted in the footnotes, each of the persons listed below owns shares of common stock in Tribune/Swab-Fox and his or her beneficial ownership of Company Common Stock is based on the percentage of the common stock of Tribune/Swab-Fox ("Tribune/Swab-Fox Common Stock") owned by him or her multiplied by the 3,777,500 shares of Company Common Stock owned by Tribune/Swab-Fox:


                                                                                Approximate
                                        Number of Shares    Number of Shares   Percentage of
                                       of Tribune/Swab-Fox     of Company         Company
                                          Common Stock        Common Stock      Common Stock
         Name and Address of              Beneficially        Beneficially      Beneficially
          Beneficial Owner                    Owned             Owned (1)          Owned
-------------------------------------  -------------------  -----------------  --------------
Jenkin Lloyd Jones (2)(6)
6683 South Jamestown Place
Tulsa, Oklahoma 74136                       3,650,431              451,381            9.3%

Florence Lloyd Jones Barnett (3)(6)
2619 East 37th Street
Tulsa, Oklahoma 74105                       6,901,377              853,366           17.5%

Howard G. Barnett, Jr. (4)(6)
6742 South Evanston
Tulsa, Oklahoma 74136                       8,573,865            1,060,171           21.8%

Georgia Lloyd Jones Snoke (5)
and Kenneth Palmer Snoke
4502 East 85th Street
Tulsa, Oklahoma 74137                       2,160,295              267,124            5.5%

Hayden Ann Barnett Kiser (7)
1616 East 31st Place
Tulsa, Oklahoma 74105                       1,613,409              199,500            4.1%

The Prudential Insurance
Company of America
c/o Prudential Capital Group
1201 Elm Street, Suite 4900
Dallas, Texas 75270                         3,703,704              457,969            9.4%
___________________________

(1) Each beneficial owner has sole voting and investment power with respect to the shares of Tribune/Swab-Fox Common Stock from which the ownership of Company Common Stock is derived, except as noted otherwise.

(2) Of the 3,650,431 shares of Tribune/Swab-Fox Common Stock beneficially owned by Mr. Jones, 1,593,490 are shares owned by Tulsa Tribune Foundation, which shares are also included in the total shown for Florence Lloyd Jones Barnett and Howard G. Barnett, Jr., as all of them are Trustees of such Foundation. The remaining 2,056,941 shares of Tribune/Swab-Fox Common Stock which are beneficially owned by Jenkin Lloyd Jones are owned by him as Trustee of the Revocable Inter Vivos Trust of Jenkin Lloyd Jones.

(3) The 6,901,377 shares of Tribune/Swab-Fox Common Stock beneficially owned by Mrs. Barnett include 1,593,490 shares owned by Tulsa Tribune Foundation which shares are also included in the beneficial ownership of Jenkin Lloyd Jones and Howard G. Barnett, Jr., and 5,307,887 shares held by her and Howard G. Barnett, Jr., as Co-Trustees of the Revocable Inter Vivos Trust of Florence Lloyd Jones Barnett, which shares are also included in the beneficial ownership of Howard G. Barnett, Jr. Mrs. Barnett's ownership does not include 20,000 shares beneficially owned by her husband, Howard G. Barnett, which shares are included in the ownership of Howard G. Barnett, Jr. Mrs. Barnett disclaims beneficial ownership of the shares held by her husband.

(4) Of the 8,573,865 shares of Tribune/Swab-Fox Common Stock beneficially owned by Mr. Barnett, 1,265,389 shares are beneficially owned directly for his own account, and 1,593,490 shares are owned by Tulsa Tribune Foundation (which shares are also included in the ownership of Florence Lloyd Jones Barnett and Jenkin Lloyd Jones). In addition, Mr. Barnett is the beneficial owner of 5,307,887 shares of Tribune/Swab-Fox Common Stock owned by Florence Lloyd Jones Barnett (Mr. Barnett's mother) and Mr. Barnett, as Co-Trustees of the Revocable Inter Vivos Trust of Florence Lloyd Jones Barnett, 387,099 shares of Tribune/Swab-Fox Common Stock held by Howard G. Barnett, Jr., as Trustee of the Katherine Ann Kiser 1980 Trust and 20,000 shares held by Howard G. Barnett and Howard G. Barnett, Jr., as Co-Trustees of the Revocable Inter Vivos Trust of Howard G. Barnett. The stock ownership of Mr. Barnett does not include shares held as follows: Billie
     T. Barnett (211,971 shares of Tribune/Swab-Fox Common Stock); Billie T. Barnett, as trustee under the Howard G. Barnett, Jr., Trust for Adrienne Lee Barnett (the beneficial owner of 387,099, shares of Tribune/Swab-Fox Common Stock); and Billie T. Barnett, as trustee under the Howard G. Barnett, Jr., Trust for Allison Michelle Barnett (the beneficial owner of
     387,099 shares of Tribune/Swab-Fox Common Stock).    Mr. Barnett has also
     been granted certain option awards under the Incentive Stock Plan, but such shares are not included in Mr. Barnett's ownership because none have vested as yet. Billie T. Barnett is the wife of Howard G. Barnett, Jr., and Adrienne Lee Barnett and Allison Michelle Barnett are their children. Mr. Barnett disclaims beneficial ownership of the shares held by his wife, individually, and as trustee under such trusts for his children.

(5) The 2,160,295 shares of Tribune/Swab-Fox Common Stock beneficially owned by Georgia Lloyd Jones Snoke and Kenneth Palmer Snoke are shares held by them as Co-

     Trustees of the Georgia Lloyd Jones Snoke Revocable Inter Vivos Trust. 142,360 shares held by certain trusts for their minor daughter are not included, and Mr. and Mrs. Snoke disclaim beneficial ownership of such shares.

(6) The Tulsa Tribune Foundation also owns $831,000 of 11 percent debentures of Tribune/Swab-Fox, due August, 1998, which are convertible into shares of Tribune/Swab-Fox Common Stock at a conversion rate of $2.39 per share. Because such conversion price is so much above the current market price and such foundation has indicated a present intention to require cash repayment of the debenture when due, the shares of Tribune/Swab-Fox Common Stock which could be acquired by conversion of such debenture are not included in the ownership for the Tulsa Tribune Foundation.

(7) The stock ownership shown for Hayden Ann Barnett Kiser excludes 387,099 shares of Tribune/Swab-Fox Common Stock owned by Howard G. Barnett, Jr., as Trustee of the Katherine Ann Kiser 1980 Trust. Katherine Ann Kiser is the daughter of Hayden Ann Barnett Kiser. The shares owned by such Trust are included in the beneficial ownership of Howard G. Barnett, Jr. and Hayden Ann Barnett Kiser disclaims beneficial ownership of such shares.

     The following table sets forth the beneficial ownership of Company Common Stock held by each Director of the Company, each of the executive officers of the Company or its subsidiaries named in the Summary Compensation table under
Item 11 above and all executive officers and Directors, as a group, as of March 17, 1995.

                                              Number of Shares of
                                                 Company Common        Approximate Percentage
                                               Stock Beneficially        of Company Common
     Name and Position                              Owned (1)         Stock Beneficially Owned
     -----------------                       -------------------     ------------------------
Howard G. Barnett, Jr. (2)
Chairman, President and Chief
Executive Office, Director                         1,060,171                   21.8%

David Lloyd Jones,  Director (3)                     134,314                    2.8%

J. Gary Mourton (4)
Senior Vice President-Finance, Director               37,425                    0.8%

Martin F. Beck, Director                               1,000                    0.0%

Mark A. Leavitt, Director                              1,000                    0.0%

William N. Griggs, Director                              -0-                      --

Robert E. Craine, Jr. (5)
Executive Vice President, Director                    31,023                    0.6%

                                              Number of Shares of
                                                 Company Common        Approximate Percentage
                                               Stock Beneficially        of Company Common
     Name and Position                              Owned (1)         Stock Beneficially Owned
     -----------------                       -------------------     ------------------------
Wayne Atwood, President, Atwood (6)                    5,336                    0.1%

Richard A. Wimbish, President, TISI(7)                 1,318                    0.0%

Hedy Halpert, Former President and
  Chief Operating Officer of BMT(7)                      116                    0.0%

All Executive Officers and Directors as a
  group, 13 persons (8)                            1,356,346                   27.8%
___________________________

(1) Each of the beneficial owners has sole voting and investment power with respect to the securities specified, except as noted in the footnotes below. Included are vested options held by each person under the Company's Incentive Stock Option Plan. Any options awarded to any listed persons under the Incentive Stock Plan are not included because none are vested.

(2) The beneficial ownership for Mr. Barnett is determined as described in footnote 5 of the preceding table.

(3) Mr. Jones' ownership is based on his beneficial ownership of 1,086,121 shares of Tribune/Swab-Fox Common Stock, 1,023,621 shares of which are owned directly by him, 50,000 shares of which are owned by trusts for his children, and 12,500 shares of which are owned by him as trustee for his nieces.

(4) Mr. Mourton's ownership is based on his direct ownership of 1,800 shares of Company Common Stock, plus his beneficial ownership of 288,081 shares of Tribune/Swab-Fox Common Stock.

(5) Mr. Craine's ownership includes 10,000 shares of Company Common Stock owned directly plus 21,023 shares of Company Common Stock derived from 170,000 shares of Tribune/Swab-Fox Common Stock.

(6)  Mr. Atwood's shares are based on his vested options.

(7) Mr. Wimbish's and Ms. Halpert's shares are derived from shares owned of Tribune/Swab-Fox Common Stock.

(8) Includes 89,000 shares of Company Common Stock owned directly and 1,255,343 shares of Company Common Stock beneficially owned as a result of beneficially owning 10,152,111 shares of Tribune/Swab-Fox Common Stock, and 12,003 shares of Company Common Stock related to vested options.

Item 13.  Certain Relationships and Related Transactions

     Management Services for Tribune/Swab-Fox. Pursuant to that certain Agreement for Contribution of Assets, Assumption of Liabilities and Merger (the "Contribution Agreement"), by and among the Company, Tulsa Tribune Company and Tribune/Swab-Fox, under which Tribune/Swab-Fox caused the Company to be formed, the Company entered into an Agreement for Management Services (the "Management Agreement") to provide all of the necessary management and administrative services for Tribune/Swab-Fox and its various separate businesses and subsidiaries, other than the Company. The Management Agreement was effective as of January 1, 1989, for three years through December 31, 1991, unless extended by the mutual agreement of the parties. The agreement was extended for 1992, 1993 and 1994, and, pending the completion of the Merger, has been extended for 1995. However, the Management Agreement is subject to termination if the independent members of the Board of Directors of each of the Company and Tribune/Swab-Fox do not annually reach an agreement on the payments to be made by Tribune/Swab-Fox for the services to be rendered by the Company thereunder, and on the percent of time which certain key employees of the Company may be required to devote to the businesses of Tribune/Swab-Fox, as described below. Tribune/Swab-Fox continues to separately pay certain direct expenses of its operation, such as legal fees and taxes.

     In 1994, the Company was paid $23,333 per month under the Management Agreement. The Company has agreed to accept a flat fee of $45,000 in 1995 pending completion of the merger of the two companies, which is expected to occur in May, 1995. Should the merger not be consummated, the parties have agreed to renegotiate this fee. The Company believes that this is a fair payment for the services to be rendered and is believed to be not less than what the Company could receive for the rendering of similar services to an unrelated third party.

     Under the Management Agreement, the following officers of the Company cannot be called upon by Tribune/Swab-Fox to perform services under the Management Agreement in excess of 20 percent of their aggregate time: Howard G. Barnett, Jr., J. Gary Mourton, Robert E. Craine, Jr. and Stuart P. Honeybone. Howard G. Barnett, Jr., as Chairman and Chief Executive Officer of the Company, in consultation with the Board of Directors of Tribune/Swab-Fox, allocates the time these individuals spend on the business of Tribune/Swab-Fox.

     The Management Agreement provides that the independent members of the Boards of Directors of the Company and Tribune/Swab-Fox will annually review the time allocation set forth above and may terminate the Company's obligations under the Management Agreement if Tribune/Swab-Fox does not agree to any changes which such independent directors may require in such allocations or in the amount of time that specific officers may be called upon by Tribune/Swab-Fox.

     One of the principal functions of the Company's senior management under the Management Agreement is to assist Tribune/Swab-Fox in effecting an orderly liquidation of a significant portion of its remaining assets, other than its stock holdings in the Company. As this liquidation occurs, it was anticipated that the amount of time which management of the Company will be required to devote to the business of Tribune/Swab-Fox will diminish and the amounts paid to the Company under the Management Agreement will be reduced commensurably. The Management Agreement is intended to allocate costs and overhead and not serve as a source of profit to the Company. Significantly accelerated sales activity in 1994 plus reduced overhead by the Company allowed for the significant reduction for 1995.

     If the Management Agreement is terminated, the termination will be effective six months following notice thereof.

        Other transactions. In connection with the Agreement for Purchase and Sale of Stock whereby the Company acquired 100 percent of the issued and outstanding common stock of Galaxy, the Company, as tenant through Galaxy, entered into (and guaranteed) a Lease Agreement with John R. Laughlin, as landlord. The Lease covers the principal office and warehouse building occupied by Galaxy in connection with its business, comprising approximately 25,000 square feet of space, extends for an initial term of five years and provides for a rental amount of $14,565 per month during the initial term. The Lease also contains an option to renew for five additional years at a rate of $15,621 per month. As part of the Lease the tenant also pays certain tax, insurance, maintenance and operating costs. The terms of the Lease were negotiated with Mr. Laughlin on an arm's-length basis prior to the closing of the acquisition and are comparable to those to which the Company would have agreed with an unrelated third party.

        See Item 11. Executive Compensation -- Employment Agreements, for additional disclosures with respect to transactions with related parties.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Financial Statements

            The Financial Statements listed in the accompanying Index to Financial Statements are filed as a part of this Annual Report on Form 10-K.

         2. Financial Statement Schedules

            The Financial Statement Schedules are not submitted as the required information is immaterial, inapplicable or is included in the financial statements or notes thereto filed as a part of this Annual Report on Form 10-K.

         3. Exhibits and Reports on Form 8-K

        The following exhibits are included as a part of or incorporated into this Annual Report on Form 10-K:

        Exhibit Number

       2.1 Agreement and Plan of Merger, dated January 25, 1995, between the Company and Tribune/Swab-Fox and Amendment No. 1 to Agreement and Plan of Merger, dated March 3, 1995, between the Company and Tribune/Swab-Fox (Appendix A to the Joint Proxy Statement and Prospectus forming a part of the Company's Registration Statement on Form S-4, No. 33-57587).

       3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 33-27811, effective June 8, 1989 (the "S-1 Registration Statement")).

       3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement).

       10.1 Agreement for Purchase and Sale of Stock, dated March 17, 1994, between the Company, T/SF Investment Co., John R. Laughlin and the Galaxy Registration, Inc., Employee Stock Ownership Plan and Trust (incorporated by reference to Exhibit 2 to the Company's report on Form 8-K dated March 17, 1994).

       10.2 Asset Purchase Agreement, dated November 1, 1993, by and among the Company, Marks-Roiland Communications, Inc., and Dickson Media, Inc., together with the material closing documents executed and delivered therewith (incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated November 1, 1993).

       10.3 Asset Purchase Agreement, dated May 2, 1994, by and among the Company, Shopper's Guide, Inc., and Dickson Media, Inc. (incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated May 2, 1994).

       10.4 Management Agreement, effective January 1, 1989, between the Company and Tribune/Swab-Fox (incorporated by reference to Exhibit
              10.11 to the S-1 Registration Statement).

       10.5 Retirement Agreement, effective August 1, 1993, by and among G. Douglas Fox, the Company and Tribune/Swab-Fox (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 1993).

       10.6   Retirement Agreement, dated December 14, 1994, by and among Robert
              J. Swab, the Company and Tribune/Swab-Fox (incorporated by reference to Exhibit 10.19 of the Tribune/Swab-Fox's Report on Form 10-K for the year ended December 31, 1994).

       10.7 Amendment and Termination Agreement, dated July 31, 1992, and exhibits, by and among Tulsa Tribune Company, World Publishing Company and NPC (incorporated by reference to Exhibit 1 to the Company's report on Form 8-K dated September 30, 1992).

       10.8 Covenant for Continued Payments, dated September 30, 1992, by World Publishing Company in favor of Tulsa Tribune Company (incorporated by reference to Exhibit 2(vi) to the Company's report on Form 8-K dated September 30, 1992).

       10.9 Revolving Credit Loan Agreement, dated as of July 14, 1993, between BMT Publications, Inc., and BancFirst, together with exhibits, including forms of various closing documents executed in connection therewith (incorporated by reference to Exhibit
              10.24 to the Company's report on Form 10-Q for the quarter ended September 30, 1993).

       10.10 Revolving Credit Loan Agreement, dated as of July 14, 1993, between Transportation Information Services, Inc., and BancFirst, together with exhibits, including forms of various closing documents executed in connection therewith (incorporated by reference to Exhibit 10.25 to the Company's report on Form 10-Q for the quarter ended September 30, 1993).

       10.11 Second Amendment to Revolving Credit Loan Agreement, effective as of June 30, 1994, between Transportation Information Services, Inc., and BancFirst (incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended September 30, 1994).

       10.12 Revolving Credit Loan Agreement, dated as of July 14, 1993, between the Company and BancFirst, together with exhibits, including forms of various closing documents executed in connection therewith (incorporated by reference to Exhibit 10.26 to the Company's report on Form 10-Q for the quarter ended September 30, 1993).

       10.13 Revolving Credit Loan Agreement, dated as of June 30, 1994, between the Company and BancFirst (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended September 30, 1994).

       10.14 Revolving Credit Loan Agreement, dated November 30, 1993, between Tulsa Tribune Company and BancFirst (incorporated by reference to
              Exhibit 10(iii) to the Company's report on Form 10-K for the year ended December 31, 1993).

       10.15* T/SF Communications Corporation 1994 Incentive Stock Plan
              (incorporated by reference to Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated May 23, 1994).

       10.16* T/SF Communications Corporation Employee Stock Purchase Plan
              (incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement).

       10.17* T/SF Communications Corporation Incentive Stock Option Plan
              (incorporated by reference to Exhibit 10.2 to the S-1 Registration Statement).

       21.    Subsidiaries of the Company (filed herewith).

       27.    Financial Data Schedule (filed herewith).
      _________________________

            * Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

         During the quarter ended December 31, 1994, the Company did not file any Current Reports on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   T/SF COMMUNICATIONS CORPORATION

     Date:  March 28, 1995
                                     By:     /s/ Howard G. Barnett, Jr.
                                        --------------------------------------
                                        Howard G. Barnett, Jr., Chairman,
                                        Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             Signature                               Title                        Date
             ---------                               -----                        ----

By:    /s/ Howard G. Barnett, Jr.    Chairman, Chief Executive               March 28, 1995
       --------------------------      Officer, President and Director
           Howard G. Barnett, Jr.

By:      /s/ Mark A. Leavitt         Director                                March 28, 1995
       --------------------------
            Mark A. Leavitt

By:      /s/ Martin F. Beck          Director                                March 28, 1995
       --------------------------
             Martin F. Beck

By:     /s/ William N. Griggs        Director                                March 28, 1995
       --------------------------
            William N. Griggs

By:      /s/ J. Gary Mourton         Senior Vice President, Chief            March 28, 1995
       --------------------------      Financial Officer, Chief
             J. Gary Mourton           Accounting Officer and Director

By:                                  Director                                March   , 1995
       --------------------------
            David Lloyd Jones

By:    /s/ Robert E. Craine, Jr.     Executive Vice President and Director   March 28, 1995
       --------------------------
           Robert E. Craine, Jr.

                       T/SF COMMUNICATIONS CORPORATION

                      INDEX TO FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES

                                                                                    Page
                                                                                    ----

  Report of Independent Public Accountants .......................................   F-2

  Consolidated Balance Sheets as of
      December 31, 1994 and 1993 .................................................   F-3

  Consolidated Statements of Operations for the
      years ended December 31, 1994, 1993 and 1992 ...............................   F-5

  Consolidated Statements of Changes in Stockholders' Equity
      for the years ended December 31, 1994, 1993 and 1992 .......................   F-6

  Consolidated Statements of Cash Flows for the
      years ended December 31, 1994, 1993 and 1992 ...............................   F-7

  Notes to Consolidated Financial Statements .....................................   F-9

    The required schedules are not submitted as they are immaterial or inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of T/SF Communications Corporation:

    We have audited the accompanying consolidated balance sheets of T/SF Communications Corporation (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T/SF Communications Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                  ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
March 15, 1995

                        T/SF COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                                         December 31,
                                                                       1994       1993
                                                                     --------   --------
ASSETS

Current Assets:
  Cash and cash equivalents                                          $  4,311   $  2,633
  Short-term investments                                                2,000         --
  Accounts receivable, less reserve for doubtful accounts
    of $506 in 1994 and $465 in 1993                                    8,535      6,300
  Inventories  (Note 1)                                                   596        188
  Deferred tax assets (Note 6)                                             --      1,444
  Current contract receivable and other current assets                  6,347      5,621
  Refundable income taxes                                                 167        404
  Assets held for sale (Note 4)                                         6,287      4,350
  Loan to Parent company (Note 9)                                       1,250         --
                                                                     --------   --------
      Total current assets                                             29,493     20,940
                                                                     --------   --------
Contract Receivable and Investments   (Notes 2 and 9)                   2,419      6,702
                                                                     --------   --------

Property, Plant and Equipment, at cost  (Note 1):
  Exposition equipment                                                  2,712         --
  Other                                                                 4,696      4,524
                                                                     --------   --------

                                                                        7,408      4,524
  Less - accumulated depreciation                                       2,824      2,378
                                                                     --------   --------
                                                                        4,584      2,146
                                                                     --------   --------
Deferred Tax Assets (Note 6)                                              732         --
                                                                     --------   --------
Intangibles and Other Assets, net  (Notes 1 and 3)                     11,909     17,273
                                                                     --------   --------
                                                                     $ 49,137   $ 47,061
                                                                     ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                                         December 31,
                                                                       1994       1993
                                                                     --------   --------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                   $  4,388   $  3,451
  Accrued liabilities  (Note 10)                                        7,055      6,736
  Deferred tax liabilities  (Note 6)                                      823         --
  Current portion of long-term debt  (Note 5)                           1,051        785
                                                                     --------   --------
    Total current liabilities                                          13,317     10,972
                                                                     --------   --------
Long-term Debt  (Note 5)                                                3,674      4,005
                                                                     --------   --------
Deferred Contract Liabilities                                           2,179      2,360
                                                                     --------   --------
Deferred Tax Liabilities  (Note 6)                                         --      1,531
                                                                     --------   --------

Stockholders' Equity, per accompanying statement
    (Notes 1 and 7):
  Preferred stock, $10 par value, 1,000 shares authorized,
    no shares issued and outstanding                                       --         --
  Common stock, $.10 par value, 10,000 shares authorized,
    4,865 and 5,274 shares issued and outstanding at
    December 31, 1994 and 1993, respectively                              486        527
  Additional paid-in capital                                           20,242     22,277
  Retained earnings                                                     9,239      5,389
                                                                     --------   --------
    Total stockholders' equity                                         29,967     28,193
                                                                     --------   --------
                                                                     $ 49,137   $ 47,061
                                                                     ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                              Year Ended December 31,
                                                            1994       1993       1992
                                                          --------   --------   --------
Revenues  (Notes 1, 2, 3 and 4):
  Publishing                                              $ 14,946   $ 39,010   $ 69,849
  Exposition services                                       21,057     10,483      9,168
  Information services                                      15,091     14,499     12,673
  Other operating income and interest                        5,195      3,985      3,141
                                                          --------   --------   --------
                                                            56,289     67,977     94,831
                                                          --------   --------   --------
Costs and Expenses  (Notes 1, 3, 4 and 9):
  Publishing                                                11,988     31,567     48,621
  Exposition services                                       14,137      8,631      7,449
  Information services                                       8,944      9,460      8,214
  General and administrative                                11,081     14,325     20,648
  Interest                                                     559      1,620      2,388
  Depreciation and amortization                              3,141      3,794      7,387
  Loss on assets held for sale                                  --      9,224         --
                                                          --------   --------   --------
                                                            49,850     78,621     94,707
                                                          --------   --------   --------
Income (loss) before unusual gain,
  equity earnings and income taxes                           6,439    (10,644)       124
Unusual gain  (Note 2)                                          --         --     24,412
Earnings of equity investments                                  --         29         73
(Provision for) benefit from income taxes (Note 6)          (2,589)     4,097    (10,569)
                                                          --------   --------   --------

  Income (loss) before extraordinary loss                    3,850     (6,518)    14,040
Extraordinary loss, net of tax of $340 (Note 5)                 --       (560)        --
                                                          --------   --------   --------

Net income (loss)                                         $  3,850   $ (7,078)  $ 14,040
                                                          ========   ========   ========
Per Share Amounts  (Note 1):
  Earnings (loss) per common and
    common equivalent share:
      Before extraordinary loss                           $   0.75   $  (1.23)  $   2.66
      Extraordinary loss                                        --      (0.11)        --
                                                          --------   --------   --------
  Earnings (loss) per common share                        $   0.75   $  (1.34)  $   2.66
                                                          ========   ========   ========
  Cash dividends per common share                         $     --   $     --   $     --
                                                          ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (In thousands)

                                                             Year Ended December 31,
                                                            1994       1993       1992
                                                          --------   --------   --------
Common Stock:
  Balance at beginning of year                            $    527   $    527   $    527
  Issuance of common stock (Note 3)                              8         --         --
  Acquisition and retirement of common stock (Note 7)          (49)        --         --
                                                          --------   --------   --------
  Balance at end of year                                  $    486   $    527   $    527
                                                          ========   ========   ========

Additional Paid-in Capital:
  Balance at beginning of year                            $ 22,277   $ 22,277   $ 22,277
  Issuance of common stock (Note 3)                            339         --         --
  Acquisition and retirement of common stock (Note 7)       (2,562)        --         --
  Issuance of restricted stock (Note 7)                        188         --         --
                                                          --------   --------   --------
  Balance at end of year                                  $ 20,242   $ 22,277   $ 22,277
                                                          ========   ========   ========

Retained Earnings (Deficit):
  Balance at beginning of year                            $  5,389   $ 12,467   $ (1,573)
  Net income (loss)                                          3,850     (7,078)    14,040
                                                          --------   --------   --------
  Balance at end of year                                  $  9,239   $  5,389   $ 12,467
                                                          ========   ========   ========

Stockholders' Equity:
  Balance at beginning of year                            $ 28,193   $ 35,271   $ 21,231
  Issuance of common stock (Note 3)                            347         --         --
  Acquisition and retirement of common stock (Note 7)       (2,611)        --         --
  Issuance of restricted stock (Note 7)                        188         --         --
  Net income (loss)                                          3,850     (7,078)    14,040
                                                          --------   --------   --------
  Balance at end of year                                  $ 29,967   $ 28,193   $ 35,271
                                                          ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                             Year Ended December 31,
                                                            1994       1993       1992
                                                          --------   --------   --------
Cash flows from operating activities:
  Net income (loss)                                       $  3,850   $ (7,078)  $ 14,040
                                                          --------   --------   --------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                          3,141      3,794      7,387
      Earnings of equity investments                            --        (29)       (73)
      Accretion of interest expense                             47        170        217
      Unusual gain                                              --         --    (24,412)
      Loss (gain) on sale of
        property, plant and equipment                          204        (25)       (22)
      Loss on assets held for sale                              --      9,224         --
      Deferred compensation                                      7      1,856         37
      Changes in assets and liabilities:
        Accounts receivable and refundable
           income taxes                                     (1,900)      (845)     2,800
        Inventories                                           (213)       184        564
        Current contract receivable and
           other current assets                               (276)      (333)        14
        Intangibles and other assets                           142       (407)       (34)
        Accounts payable and accrued liabilities               511        193       (728)
        Deferred income taxes                                 (343)    (4,837)     4,809
                                                          --------   --------   --------
             Total adjustments                               1,320      8,945     (9,441)
                                                          --------   --------   --------
    Net cash provided by operating activities                5,170      1,867      4,599
                                                          --------   --------   --------
Cash flows from investing activities:
  Purchases of short-term investments                       (2,000)        --         --
  Capital expenditures                                      (3,233)    (1,822)    (1,323)
  Collections on contract receivable                         4,714      4,354      1,039
  Payments on deferred contract liabilities                   (502)    (1,013)    (1,304)
  Net (additions to) distributions from investments           (201)      (190)        34
  Net proceeds from early termination
    of Joint Operating Agreement                                --         --      9,720
  Proceeds from the sale of property,
    plant and equipment                                      3,956      4,560      1,272
  Payments for acquisitions, net of cash acquired           (1,114)        --         --
                                                          --------   --------   --------
    Net cash provided by investing activities                1,620      5,889      9,438
                                                          --------   --------   --------

The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                                (In thousands)

                                                             Year Ended December 31,
                                                            1994       1993      1992
                                                          --------   --------   --------
Cash flows from financing activities:
  Borrowings under bank lines-of-credit                      3,300         --      3,200
  Payments under bank lines-of-credit                       (3,300)        --     (5,075)
  Principal payments of long-term debt                      (1,598)   (12,182)    (6,137)
  Loan to parent company                                    (1,250)        --         --
  Issuance of common stock                                     347         --         --
  Acquisition of common stock retired                       (2,611)        --         --
                                                          --------   --------   --------
    Net cash used in financing activities                   (5,112)   (12,182)    (8,012)
                                                          --------   --------   --------
Net increase (decrease) in cash
  and cash equivalents                                       1,678     (4,426)     6,025

Cash and cash equivalents at beginning of year               2,633      7,059      1,034
                                                          --------   --------   --------
Cash and cash equivalents at end of year                  $  4,311   $  2,633   $  7,059
                                                          ========   ========   ========
Supplemental disclosures of cash
  flow information:

  Cash paid for:
    Interest                                              $    690   $  1,405   $  2,195
    Income taxes                                             2,783      1,485      5,344

The accompanying notes are an integral part of these consolidated financial statements.

                       T/SF COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992

1.  Summary of Significant Accounting Policies:

Relationship with Tribune/Swab-Fox Companies, Inc.

        T/SF Communications Corporation (together with its subsidiaries referred to as "Communications" unless the context indicates otherwise) is a 78 percent-owned subsidiary of Tribune/Swab-Fox Companies, Inc. (Tribune/Swab-Fox). Communications was incorporated on March 17, 1989, as a wholly-owned subsidiary of Tribune/Swab-Fox, and succeeded to the publishing and information businesses of Tribune/Swab-Fox. Through a public stock offering and certain subsequent stock transactions, Tribune/Swab-Fox's ownership interest is presently 78 percent.

        On January 25, 1995, Communications entered into an Agreement and Plan of Merger, as amended, with Tribune/Swab-Fox whereby, subject to the approval of Communications and Tribune/Swab-Fox stockholders, Tribune/Swab-Fox will be merged with and into Communications. Tribune/Swab-Fox stockholders (other than Communications) will receive 0.1255 of a share of Communications Common Stock or, if elected, and subject to certain limitations, $0.88 in cash, for each Tribune/Swab-Fox share.

        Pursuant to a management agreement between Communications and Tribune/Swab-Fox, Communications provides certain administrative services to Tribune/Swab-Fox and charges a management fee. The management agreement provides that the management fee be reviewed and agreed to annually by both Communications and Tribune/Swab-Fox. Communications also leased office space from Tribune/Swab-Fox and received property management services related to this leased space. (See Note 9.)

Principles of Consolidation

        The consolidated financial statements include the accounts of Communications and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interest in Newspaper Printing Corporation (NPC)

        Prior to an agreed-to dissolution and liquidation (see Note 2), NPC, a joint operating agency, was owned 40 percent by Tulsa Tribune Company, a wholly-owned subsidiary of Communications (Tribune), and 60 percent by Tulsa World Company (World). Tribune, World and NPC entered into a Joint Operating Agreement (JOA) in 1941 (amended in 1955 and 1981) which provided, among other things, for the following:

                       T/SF COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992

        (1) A common plan of operation under which NPC, as agent for Tribune and World, sold advertising, printed, marketed and distributed the newspapers published by Tribune and World, and collected revenues attributable to such operations. However, Tribune and World maintained control of their individual news and editorial departments.

        (2) Revenues and expenses of operating, selling and distributing the two newspapers were shared 40 percent by Tribune and 60 percent by World, without regard to whether generated by or attributable to Tribune or World, except newsroom expenses as to which Tribune paid 100 percent of such expenses incurred on its behalf in excess of 6/14ths of the total newsroom costs of both newspapers.

        Tribune and World reported their share of the revenues over expenses generated through their joint operations managed by NPC in their respective tax returns.

        Prior to the termination of the JOA, Communications used agency accounting for its 40 percent ownership of NPC, whereby its share of NPC's individual assets, liabilities, revenues and expenses are included in these financial statements. Printing equipment utilized by NPC, as agent, was owned directly by Tribune and World.

Inventories

        Inventories include newsprint, computers and computer-related equipment and exposition registration supplies. Inventories are recorded at the lower of cost or market determined on first-in, first-out and average cost methods. Inventories of newsprint were $404,000 and $128,000 and inventories of computers and computer-related equipment were $81,000 and $60,000 at December 31, 1994 and 1993, respectively, and inventories of exposition registration supplies were $111,000 at December 31, 1994.

Depreciation

        Depreciation of property, plant and equipment is provided using the straight-line method based on estimated useful lives ranging from three to 25 years.

Intangibles and Other Assets

        Intangibles and other assets include advertising lists, covenants-not-to-compete and consulting agreements, goodwill related to acquisitions and credits granted for truck driver employment information files. These assets are being amortized over periods of three to 30 years and consist of the following:

                       T/SF COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992

                                             Amortization               December 31,
                                                Period             1994           1993
                                             ------------          ----           ----
                                                                     (In thousands)
Advertising lists                             3 1/2-11 years    $     70      $   3,941
Covenants-not-to-compete
     and consulting agreements                   3-10 years        1,731          2,190
Goodwill                                           30 years       11,882         17,779
Other                                             4-9 years        2,774          2,110
                                                                 -------       --------
                                                                  16,457         26,020
Accumulated amortization                                          (4,548)        (8,747)
                                                                --------       --------

                                                                $ 11,909      $  17,273
                                                                ========      =========

        Goodwill impairment is assessed at each balance sheet date based upon a review of the acquired entity's operations as to income, growth of income in relation to the expected growth of income when acquired and, if the entity is considered for sale, estimated realizable value. Valuation reserves are provided if the carrying value of acquired goodwill is determined to be permanently impaired.

Change in Accounting Estimates

        During the third quarter of 1992, Communications revised the estimated lives used to depreciate or amortize certain machinery and equipment, advertising lists and covenants of Shopper's Guide, Inc. (Shopper's Guide), Communications' then owned New Jersey free-distribution shopper-newspaper, and equipment and advertising lists of Marks-Roiland Communications, Inc. (Marks-Roiland), Communications' then owned Long Island free-distribution shopper-newspaper. Management of Communications made the change in estimates to reflect the effect of the local economies of each operation on the useful lives of these assets. The effect of this change in accounting estimates was to increase 1992 depreciation and amortization by approximately $2,400,000 and to decrease 1992 net income by approximately $2,150,000 or $0.41 per share.

Revenue Recognition

        Revenues from information services are net of the cost of charges from state motor vehicle record departments which are incurred by Communications as an agent for its customers. As provided in the agreements with customers, Communications charges a fee for its service and is also reimbursed for state charges.

        Exposition services revenues are recognized when the services are provided.

        Advertising revenues from Communications' publishing businesses are recognized when each publication is published and distributed.

                       T/SF COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992



        Commercial printing revenues are recognized when the material is printed since the customer is generally obligated to accept printed matter when the printing is complete. Commercial printing customers must exercise their right of inspection, when such inspection right exists, while the printing is in process.

Income Taxes

        Effective January 1, 1993, Communications adopted SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income.

        The effect of adopting SFAS No. 109 was not material to Communications' financial position or its results of operations.

Earnings per Common Share

        Earnings per share computations are based upon the weighted average number of shares of Common Stock and common stock equivalents outstanding during the year. The weighted average number of common and common equivalent shares outstanding was 5,135,000 in 1994 and 5,274,000 in 1993 and 1992.

Postretirement Benefits

        Communications does not offer any postretirement medical or insurance benefits for any employees.

Statements of Cash Flows

        For purposes of the statements of cash flows, Communications considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

2.  Termination of Joint Operating Agreement:

        On September 30, 1992, pursuant to the terms of an Amendment and Termination Agreement, by and among Tribune, World and NPC, the following occurred:

        (1) The JOA among Tribune, World and NPC which otherwise would not have terminated prior to March 31, 1996, was terminated.

                       T/SF COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992

        (2) Tribune ceased publication of The Tulsa Tribune effective with the September 30, 1992, edition.

        (3) At closing, World paid Tribune $1,000,000 for certain newspaper related assets of Tribune and paid an additional $10,500,000 in partial consideration for the early termination of the JOA. World also executed and delivered to Tribune a Covenant for Continued Payment pursuant to which World agreed to pay to Tribune 41 consecutive monthly payments of $450,000 commencing November 1, 1992 (total payments of $18,450,000), in lieu of amounts that Tribune would have otherwise been entitled to receive under the JOA contract. At December
                31, 1994, $5,996,000, representing the present value of remaining unpaid monthly payments, is reflected in the accompanying financial statements as a Contract Receivable.

        (4)     The parties agreed to dissolve and liquidate NPC.

        As part of this transaction, Tribune agreed to pay termination costs for Tribune-related newsroom and editorial employees of NPC and certain executives
of Tribune, which approximated  a  present  value of $2,200,000.   The excess
of payments received at September 30, 1992, plus the present value of future payments, over the book basis of assets sold and Tribune's cost of termination, is reflected in the accompanying financial statements as Unusual Gain. The provision for income taxes for 1992 includes the income taxes related to the Unusual Gain.

3.  Acquisitions:

Atwood Convention Publishing (Atwood)

        In August, 1990, Communications acquired 100 percent of the outstanding stock of Atwood. Atwood publishes daily newspapers and other publications for conventions and trade shows and is a part of Communications' Exposition Services segment.

        In addition to the original purchase price, Communications agreed to, and has paid, additional purchase price adjustments of $1,250,000, based upon Atwood's operating income exceeding certain defined levels for each of the three years in the period ended December 31, 1993. Also, incentive compensation payments to the former owners of $750,000 were earned and expensed during the same period. The purchase price adjustments are included in the accompanying financial statements as additional goodwill to be amortized over the remaining goodwill life.

Galaxy Registration, Inc. (Galaxy)

        Effective March 1, 1994, Communications completed the acquisition of Galaxy. Galaxy provides, on a national basis, registration, information and marketing services to the

                       T/SF COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992

convention/trade show industry and is included in Communications' Exposition Services segment. Communications acquired Galaxy with the payment of $1,200,000 in cash plus a note payable for $900,000. If certain earnings targets are achieved, the principal former owner of Galaxy, who is employed as President and Chief Operating Officer of Galaxy, may receive additional payments not to exceed $2,900,000 by 1997. The earnings target for 1994 was achieved. Accordingly, Communications accrued $300,000 of purchase price adjustments payable to the former owner. In addition, the former owner earned $100,000 of incentive compensation in the period ended December 31, 1994, which Communications expensed. In connection with this transaction, the former principal owner of Galaxy purchased 75,000 shares of Communications' Common Stock at $4.625 per share for a total purchase price of $346,875. In addition, a covenant-not-to-compete and an employment agreement were entered into with the former principal owner.

        Unaudited pro forma results of operations, had the Galaxy acquisition occurred on January 1, 1994, with respect to the 1994 information and January 1, 1993,with respect to the 1993 information are as follows:


                                                     Year Ended December 31,
                                                        1994              1993
                                                        ----              ----
                                                          (In thousands)
      Revenues                                        $57,839           $76,221
      Income (loss) before extraordinary loss           4,012            (6,282)
      Earnings (loss) per common share before
          extraordinary loss                             0.78             (1.19)


This unaudited pro forma information is presented in response to applicable accounting rules. It is not necessarily indicative of the actual results that would have been achieved had the Galaxy acquisition occurred on January 1, 1994, with respect to the 1994 information and January 1, 1993, with respect to the 1993 information.

4.  Assets Held for Sale:

        On December 22, 1994, the Communications' Board of Directors approved the selling of three of Communications' trade journals. Accordingly, the net assets related to these trade journals are reflected as "Assets held for sale" in the accompanying balance sheet at December 31, 1994. Management's opinion is that the book value of the three trade journals is less than their estimated net realizable value.

        On April 30, 1994, Communications sold the assets of Shopper's Guide. Communications received $1,750,000 in cash, $1,100,000 in post-closing adjustments and the buyer assumed certain liabilities totaling $930,000. Communications also received the right to receive a maximum of $3,450,000 out of future cash flow, as defined, from the business conducted with the assets sold, over the next five years after the Buyer receives a certain sum. In addition, Communications entered into a five year covenant-not-to-compete in exchange for $750,000 in cash. Communications recorded no gain or loss on the sale or in connection with

                       T/SF COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992


the covenant-not-to-compete. At December 31, 1994, the accompanying balance sheet includes $762,000 of net assets related to the right to receive future cash flow payments. Communications will recognize income for future cash flow payments, if any, in excess of such amount, when received.

        During the third quarter of 1993, Communications' Board of Directors made the decision to offer for sale all of Communications' shopper-newspaper operations. Accordingly, the book value of the shopper-newspapers was reduced to estimated net realizable value and a pre-tax loss of $9,224,000 was recognized. On November 1, 1993, Communications sold all of the operating assets, except cash, of Marks-Roiland, one of the shopper-newspapers. Communications received $4,675,000 in cash, and the buyer assumed certain liabilities totaling approximately $1,560,000. In addition, Communications entered into a three-year covenant-not-to-compete whereby Communications may not compete with the buyer in the geographic area of the operations that were sold. Communications received $1,425,000 in cash for the covenant which will be recognized in income ratably over the term of the covenant.

5. Notes Payable and Long-Term Debt:

        Long-term debt outstanding consists of the following:


                                                                       December 31,
                                                                     1994       1993
                                                                     ----       ----
                                                                      (In thousands)
Promissory notes secured by stock of a subsidiary, payable
$152,000 quarterly, plus interest, through December, 2000,
interest rate adjusts semi-annually to the base rate of Chase
Manhattan Bank (8.5% at December 31, 1994).                        $ 3,640      $4,247

7.5% Promissory note, unsecured, payable $100,000 annually,
plus accrued interest, each August with final payment on August,
1998.                                                                  365         465

6% Promissory note, unsecured, quarterly payments of $75,000,
plus accrued interest, through March 31, 1997.                         675          --

Other                                                                   45          78
                                                                   -------      -------
                                                                     4,725       4,790
     Less portion due within one year                               (1,051)       (785)
                                                                   -------      ------
                                                                   $ 3,674      $4,005
                                                                   =======      ======

                       T/SF COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992


        Installments due on long-term debt during each of the five years subsequent to December 31, 1994, are as follows:

                                                            (In thousands)
                               1995                              $ 1,051
                               1996                                1,007
                               1997                                  782
                               1998                                  672
                               1999                                  607
                            Thereafter                               606
                                                                 -------
                                                                 $ 4,725
                                                                 =======

        In connection with the sale of the Marks-Roiland assets (see Note 4), Communications agreed to a prepayment of the $8,889,000 remaining principal of the Senior Notes held by The Prudential Insurance Company of America (Prudential). As provided by the Senior Notes, a yield maintenance premium was required to be paid as part of the prepayment. Through negotiations with Prudential, Communications obtained a reduction in the yield maintenance premium to $802,000 which, along with the remaining unamortized loan fees related to the Senior Notes, is reflected as an extraordinary loss in the accompanying statements of operations.

        At December 31, 1994, Communications has two separate revolving credit arrangements with a bank which together allow Communications to borrow up to $3,750,000. Interest on amounts borrowed is payable monthly at a rate (10 percent at December 31, 1994) of 1 percent above the Chase Manhattan base rate. Certain of the facilities are secured by accounts and contract receivables. At December 31, 1994, no balance was outstanding under these arrangements, which require payment of a 3/8 percent per annum fee on the unused portion of the credit facilities.

6.  Income Taxes:

        The provision for (benefit from) income taxes is comprised of the following:


                                               Year Ended December 31,
                                       1994            1993           1992
                                       ----            ----           ----
                                                   (In thousands)
Current:
  Federal                            $2,600         $   352       $  4,948
  State                                 332              48          1,003
                                     ------         -------       --------
                                      2,932             400          5,951
                                     ------         -------       --------
Deferred:
  Federal                              (339)         (4,137)         3,944
  State                                  (4)           (700)           674
                                     ------         -------       --------
                                       (343)         (4,837)         4,618
                                     ------         -------       --------
                                     $2,589         $(4,437)      $ 10,569
                                     ======         =======       ========


                       T/SF COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992


        The reconciliation of income tax computed at the federal statutory rate (34%) to income tax expense (benefit) is as follows:

                                                           Year Ended December 31,
                                                    1994           1993           1992
                                                    ----           ----           ----
                                                               (In thousands)
Income tax provision (benefit) at statutory rates  $2,189        $(3,915)       $ 8,367
Amortization of acquired assets not
  deductible for income tax purposes                  224            313          1,103
Excess of tax basis of assets sold over book
  basis which was not previously tax effected         (36)          (369)            --
State income taxes                                    217           (444)         1,107
Other                                                  (5)           (22)            (8)
                                                   ------        -------        -------
                                                   $2,589        $(4,437)       $10,569
                                                   ------        -------        -------


        Significant components of Communications' deferred tax liabilities and assets are as follows:


                                                                       December 31,
                                                                  1994              1993
                                                                  ----              ----
                                                                       (In thousands)
Deferred tax liabilities:
   Fixed asset basis differences                               $  (300)         $  (516)
   Unusual gain recognized in different accounting period
    for income tax reporting purposes                           (2,293)          (4,136)
                                                               -------          -------
    Deferred tax liabilities                                    (2,593)          (4,652)
                                                               -------          -------
Deferred tax assets:
  Income recognized in different accounting period for
    income tax purposes                                          1,045              508
  Deferred compensation and severance benefits payable             938              993
  Reserves on assets                                               200            2,330
  Accrued expenses deductible when paid                            319              553
  Other, net                                                        --              181
                                                               -------          -------
    Deferred tax assets                                          2,502            4,565
                                                               -------          -------
    Net deferred tax liabilities                               $   (91)         $   (87)
                                                               -------          -------


                       T/SF COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992

        Net deferred tax liabilities are reflected on the accompanying balance sheets as follows:


                                                                    December 31,
                                                            1994                    1993
                                                            ----                    ----
                                                                   (In thousands)
  Long-term - Deferred tax liability                       $  --                  $(1,531)
  Current liabilities - Deferred tax liability              (823)                      --
  Long-term - Deferred tax asset                             732                       --
  Current assets - Deferred tax asset                         --                    1,444
                                                           -----                  -------
                                                           $ (91)                 $   (87)
                                                           -----                  -------

7.  Capital Stock:

        Communications has authorized capital consisting of 10,000,000 shares of $0.10 par value Common Stock and 1,000,000 shares of $10.00 par value Preferred Stock. No shares of Preferred Stock have been issued.

        Communications' incentive stock option plan authorizes an aggregate of 150,000 shares of Communications' Common Stock which may be granted to key employees. Options for 79,064 shares were outstanding and exercisable at December 31, 1994, at option prices of $5.50, $8.00 and $12.00 per share. During 1994, options for 20,000 shares were granted and options for 29,166 shares lapsed or were canceled. No options were exercised during 1994. Options are granted at the discretion of the Compensation Committee of the Board of Directors at a minimum exercise price of 100 percent of the market value of Communications' Common Stock at the date of grant.

        Communications has approved an Employee Stock Purchase Plan and 100,000 shares of Common Stock have been allocated for this plan. No shares have been issued under this plan.

        In January, 1994, Communications' Board of Directors approved the 1994 Incentive Stock Plan which permits Communications to grant stock options and awards of restricted stock to executives and key employees. Communications' stockholders approved this plan at the 1994 Annual Meeting. Pursuant to various bonus plans, Communications will award 22,733 shares of restricted stock at $6.25 per share in April, 1995, plus additional shares equal to $31,874 based on a per share price equal to the average of the closing price on the last 20 trading days in April, 1995, as part of 1994 incentives. These restricted shares vest three years from the date of issuance and are reflected as additional paid-in capital in the accompanying balance sheet.
Communications granted options for 202,500 shares in 1994 under this plan at an option price of $4.25 which will expire in 2004 and vest 100 percent in 1997.

                       T/SF COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992

        In August, 1994, Communications purchased and retired 483,900 shares of its Common Stock from one stockholder for $5.375 per share.

8.  Commitments and Contingencies:

        Communications has operating lease agreements, principally for office facilities and equipment, expiring at various dates through 2000. Rent expense in 1994, 1993 and 1992 under operating leases was approximately $924,000, $1,420,000 and $2,094,000, respectively.

        As of December 31, 1994, Communications' future minimum lease payments are as follows:


                                                                 Minimum Lease
                   Year Ending December 31,                        Payments
                   ------------------------                      -------------
                                                                (In thousands)
                             1995                                    $  887
                             1996                                       856
                             1997                                       780
                             1998                                       686
                             1999                                       511
                          Thereafter                                    189
                                                                     ------
                                                                     $3,909
                                                                     ------

        Communications has employment agreements with three executives of Communications and its subsidiaries. The agreements provide for individual compensation ranging from $100,000 to $111,000 annually ($310,000 annually in the aggregate) and expire at various dates through 1997.

        Communications is a defendant in certain litigation arising out of operations in the normal course of business. However, it is the opinion of management that the ultimate liabilities relating thereto, if any, will not have a material adverse effect on the financial position or results of operations of Communications.

        In February, 1993, Communications received notice of assessments of Federal income tax for the years 1989 through 1991 of approximately $955,000, due principally to the disallowance of certain deductions related to amortization of intangible assets, specifically advertising lists and covenants-not-to-compete. Communications settled the tax liability during 1994 with the Internal Revenue Service which did not materially affect Communications' financial position or results of operations. Currently, examination of Communications' federal income tax returns for the years 1993 and 1992 are in progress. Management of Communications believes that any tax liability which ultimately may result will not have a material adverse effect on the financial position or results of operations of Communications.

                       T/SF COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992


9.  Related Party Transactions:

        Effective August 1, 1993, the Chairman and Chief Executive Officer of Communications resigned. Included in general and administrative expenses for 1993 in the accompanying consolidated statements of operations are retirement and deferred compensation expense of approximately $1,800,000 related to this resignation. In addition, Communications acquired 748,734 shares of Tribune/Swab-Fox Common Stock and 111 shares of 6 1/2 percent Cumulative Convertible Preferred Stock of Tribune/Swab-Fox for $565,000, with a cash payment of $100,000 and the issuance of a promissory note for the balance providing for payments over the period 1994 through 1998. Communications also acquired a Tribune/Swab-Fox 11 percent Convertible Subordinated Debenture due 1997 (which was called for early retirement in 1994) in the principal amount of $141,000 held by the former Chairman and Chief Executive Officer. These security acquisitions are reflected in investments on the accompanying balance sheets. Subsequent to December 31, 1994, upon exercise of an option, Communications acquired 389,000 shares of Tribune/Swab-Fox common stock from the Profit Sharing Plan and Trust of Tribune/Swab-Fox of which the former chairman and chief executive officer is the trustee, for $291,750, with a cash payment of $72,937 and a note payable for $218,813.

        Under a management agreement with Tribune/Swab-Fox, Communications provides management and administrative services to Tribune/Swab-Fox. During 1994, 1993 and 1992, management fees charged to Tribune/Swab-Fox were $280,000, $460,000 and $520,000, respectively. Pursuant to the management agreement, the management fees are to be reviewed annually and approved by both Communications and Tribune/Swab-Fox. The management fees approved for 1995 are a fixed $45,000 with a redetermination if the merger of Communications and Tribune/Swab-Fox is not approved. Additionally, through December 31, 1993, Communications leased office space from Tribune/Swab-Fox. In December, 1993, Communications acquired from Tribune/Swab-Fox one of the previously leased office buildings for $255,000 or $47 per square foot, a price comparable to prices paid by independent third parties for similar buildings in the immediate area. The lease on the remaining office building was not renewed.

        On December 30, 1994, Communications loaned $1,250,000 under a $2,500,000 line-of-credit to Tribune/Swab-Fox which bears interest (10% at December 31, 1994) at 1.5 percent above the Chase Manhattan prime rate and is due July 1, 1995.

        NPC paid approximately $170,000 to Green Country Distributors, Inc. (Green Country), an affiliated company of Tribune, for transportation services in 1992. NPC paid approximately $198,000 to a leasing company owned by certain stockholders of Tribune/Swab-Fox, World and the General Manager of NPC for vehicle leases in 1992. Green Country paid approximately $79,000 to this leasing company for vehicle leases in 1992. In a separate but related transaction, concurrent with the termination of the JOA, World acquired the interests of such stockholders of Tribune/Swab-Fox in this leasing company for approximately $70,000.

                       T/SF COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1994, 1993 and 1992

10.  Accrued Liabilities:

        Accrued liabilities consist of the following:


                                                                  December 31,
                                                            1994                   1993
                                                            ----                   ----
                                                                 (In thousands)
          Current portion of deferred contract
             liabilities                                   $  533                 $  432
          Accrued interest                                    112                    197
          Accrued vacation                                    249                    413
          Accrued payroll                                   1,522                    763
          Deferred revenue                                  2,750                  2,607
          Accrued other liabilities                         1,889                  2,324
                                                           ------                 ------
                                                           $7,055                 $6,736
                                                           ======                 ======

11.  Business Segment Information:

        Communications' operations are conducted primarily through three business segments entirely within the continental United States. These segments and the primary operations of each are as follows:



           Business Segment                   Operations
           ----------------                   ----------

           Publishing                         Publication through September 30, 1992, of The Tulsa Tribune, an evening newspaper published six days per week in Tulsa, Oklahoma, publication of weekly free-distribution shopper-newspapers by Shopper's Guide and Marks-Roiland
                                              (through September 30, 1993), and publication of five trade journals (four after August, 1994) by BMT Communications, Inc.

           Information                        Provider of motor vehicle reports, truck driver employment information,
           Services                           worker's compensation information, credit reports, criminal records reports, and other pre-employment screening information and services, and, until March,
                                              1994, reseller of long-distance telephone service to the insurance and trucking industries.

           Exposition                         Publisher of various convention/trade show publications and publisher of trade
           Services                           journal, provider of registration services, exhibitor marketing and information services, all to the exposition industry. Prior to 1994, Communications included
                                              Atwood in the Publishing segment. In connection with the Galaxy acquisition,
                                              Communications added the Exposition Services segment which also includes Atwood.
                                              Atwood has been reclassified into the Exposition Services segment for 1993 and 1992.

        Summarized financial information by industry segment is as follows:

                                                   Year Ended December 31,
                                              1994           1993          1992
                                              ----           ----          ----
                                                        (In thousands)

Net revenues from sales to
  unaffiliated customers:
    Publishing                               $18,608        $ 41,652      $71,475
    Exposition services                       21,057          10,483        9,168
    Information services                      15,091          14,499       13,643
    Corporate                                  1,533           1,343          545
                                             -------        --------      -------
                                             $56,289        $ 67,977      $94,831
                                             -------        --------      -------
Operating profit (loss):
    Publishing                               $ 2,891        $ (9,509)     $   944
    Exposition services                        1,453             297          363
    Information services                       2,992           2,505        2,708
                                             -------        --------      -------
    Operating profit (loss) from segments      7,336          (6,707)       4,015
    Corporate expenses, net                     (338)         (2,288)      (1,430)
    Interest expense                            (559)         (1,620)      (2,388)
                                             -------        --------      -------
    Income (loss) from operations before
     unusual gain, income taxes and
     extraordinary loss                      $ 6,439        $(10,615)     $   197
                                             -------        --------      -------
Identifiable assets:
    Publishing                               $14,871        $ 24,422      $46,852
    Exposition services                       11,534           4,714        4,196
    Information services                      12,101          12,387       11,460
    Corporate                                 10,631           5,538        7,310
                                             -------        --------      -------
                                             $49,137        $ 47,061      $69,818
                                             -------        --------      -------
Depreciation and amortization:
    Publishing                               $   866        $  2,563      $ 5,967
    Exposition services                        1,167             291          248
    Information services                       1,035             898        1,100
    Corporate                                     73              42           72
                                             -------        --------      -------
                                             $ 3,141        $  3,794      $ 7,387
                                             -------        --------      -------

                                                    Year Ended December 31,
                                              1994           1993          1992
                                              ----           ----          ----
                                                        (In thousands)

Capital expenditures:
    Publishing                               $  109         $  578        $  418
    Exposition services                       3,175            180           201
    Information services                        935            800           702
    Corporate                                   128            264             2
                                             ------         ------        ------
                                             $4,347         $1,822        $1,323
                                             ------         ------        ------

        Operating profit is net revenues less applicable operating expenses. Corporate general and administrative expenses are allocated to each of the industry segments and to general corporate expenses based on management's estimates of time devoted to each segment and general corporate matters. Included in 1993 corporate general and administrative expenses is the retirement and deferred compensation expenses related to the former Chairman of the Board.

        Included in the information services division operating profit in 1992 is settlement of a major lawsuit with MCI that had been in process since late 1989. Costs and expenses related to the lawsuit were expensed by Communications as incurred.

        Identifiable assets by segment are those assets that are used in the operations of each segment. Corporate assets consist of cash and cash equivalents, prepaid expenses, other equipment, goodwill and deferred finance charges.

        Capital expenditures include additions to property, plant and equipment, goodwill and advertising lists.

        During 1994, 1993 and 1992, no customer represented ten percent or more of Communications' revenues.