Form 10-Q
period 1995-03-31
T SF COMMUNICATIONS CORP
filed 1995-05-12
CIK 847841

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995, or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ______ to ______

Commission file number 1-10263
                       -------

                        T/SF COMMUNICATIONS CORPORATION
================================================================================
            (Exact name of registrant as specified in its charter)


           Delaware                                            73-1341805
- -------------------------------                          -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification Number)

2407 East Skelly Drive, Tulsa, Oklahoma                         74105
- ---------------------------------------                -------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code        (918) 747-2600
                                                  ------------------------------

                                      N/A
- --------------------------------------------------------------------------------
                          (Former Name of Registrant)

Securities registered pursuant to Section 12(b) of the Act; Common Stock, $0.10 Par Value Per Share.

At May 11, 1995, there were 4,894,004 shares of the registrant's Common Stock outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   x    No
                                       -----     -----

                        T/SF COMMUNICATIONS CORPORATION

                                     INDEX

                                                                      Page No.
                                                                      -------
PART I    Financial Information

          Item 1    Financial Statements
          ------

                    Consolidated Balance Sheets - March 31, 1995
                    (unaudited) and December 31, 1994                   4-5

                    Consolidated Statements of Operations - Three
                    Months ended March 31, 1995 and 1994
                    (unaudited)                                           6

                    Consolidated Statements of Cash Flows - Three
                    Months Ended March 31, 1995 and 1994
                    (unaudited)                                         7-8


                    Notes to Consolidated Financial Statements         9-10


          Item 2    Management's Discussion and Analysis of
          ------
                    Financial Condition and Results of Operations     10-11


PART II   Other Information

          Item 6    Exhibits and Reports on Form 8-k                     12
          ------

                                    PART I

                        Item  1. Financial Information

                        T/SF COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (In Thousands, except Per Share Amounts)

                                                               MARCH 31    DECEMBER 31
                                                                 1995          1994
                                                               --------      --------
                                                             (UNAUDITED)

                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $    3,901  $    4,311
  Short-term investments                                          1,000       2,000
  Accounts receivable, less reserve for doubtful
   accounts of $565 in 1995 and $506 in 1994                     11,100       8,535
  Inventories                                                       449         596
  Current contract receivable and other current assets            6,344       6,347
  Refundable income taxes                                           167         167
  Assets held for sale                                            6,080       6,287
  Loan to parent company                                          2,446       1,250
                                                               ---------   ---------

    Total current assets                                         31,487      29,493
                                                               ---------   ---------

CONTRACT RECEIVABLE AND INVESTMENTS                               1,799       2,419
                                                               ---------   ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST
  Exposition equipment                                            3,017       2,712
  Other                                                           5,206       4,696
                                                               ---------   ---------

                                                                  8,223       7,408
   Less - accumulated depreciation                                3,188       2,824
                                                               ---------   ---------
                                                                  5,035       4,584
                                                               ---------   ---------

DEFERRED TAX ASSETS                                               1,144         732
                                                               ---------   ---------

INTANGIBLES AND OTHER ASSETS, NET                                12,212      11,909
                                                               ---------   ---------

                                                             $   51,677  $   49,137
                                                               =========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                            MARCH 31    DECEMBER 31
                                                              1995         1994
                                                            --------     --------
                                                           (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                      $     4,693     $    4,388
  Accrued liabilities                                         8,641          7,055
  Deferred tax liabilities                                    1,063            823
  Current portion of long-term debt                           1,092          1,051
                                                            --------       --------

    Total current liabilities                                15,489         13,317
                                                            --------       --------

LONG-TERM DEBT, NET OF CURRENT PORTION                        3,611          3,674
                                                            --------       --------

DEFERRED CONTRACT LIABILITES                                  2,021          2,179
                                                            --------       --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $10 par value, 1,000 shares
    authorized, no shares issued and
    outstanding                                                   -              -
  Common stock, $.10 par value, 10,000 shares
    authorized, 4,865 shares issued and
    outstanding                                                 486            486
  Additional paid-in capital                                 20,242         20,242
  Retained earnings                                           9,828          9,239
                                                            --------       --------

    Total stockholders' equity                               30,556         29,967
                                                            --------       --------

                                                        $    51,677     $   49,137
                                                            ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
                                                        1995          1994
                                                        ----          ----
                                                            (Unaudited)

REVENUES
 Publishing                                           $   3,700  $   3,198
 Exposition services                                      5,827      3,904
 Information services                                     4,246      4,071
 Other operating income and interest                        247        589
                                                        --------   --------

                                                         14,020     11,762
                                                        --------   --------
COSTS AND EXPENSES
 Publishing                                               2,441      2,313
 Exposition services                                      3,964      2,705
 Information services                                     2,703      2,436
 General and administrative                               2,840      2,094
 Interest                                                   138        136
 Depreciation and amortization                              925        610
                                                        --------   --------

                                                         13,011     10,294
                                                        --------   --------

INCOME BEFORE INCOME TAXES                                1,009      1,468
PROVISION FOR INCOME TAXES                             (    420 ) (    637 )
                                                        --------   --------

NET INCOME                                            $     589  $     831
                                                        ========   ========
PER SHARE AMOUNTS:
 Earnings per common and
  common equivalent share                             $    0.12  $    0.16
                                                        ========   ========

 Cash dividends per common share                      $       -  $       -
                                                        ========   ========



The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                           Three Months Ended
                                                                                March 31,
                                                                           --------------------
                                                                           1995            1994
                                                                           ----            ----
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $     589    $     831
                                                                           -------      -------

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                            925          610
      Accretion of interest expense                                             14            8
      (Gain) Loss on sale of property, plant and equipment                      19     (      4)
      Changes in assets and liabilities:
        Accounts receivable and refundable
         income taxes                                                     (  2,566)    (  2,121)
        Inventories                                                            147           16
        Current contract receivable and
         other current assets                                             (    541)    (    184)
        Intangibles and other assets                                      (    396)         171
        Accounts payable and accrued liabilities                             1,806        1,225
        Deferred income taxes                                             (     36)           -
                                                                           -------      -------

          Total adjustments                                               (    628)    (    279)
                                                                           -------      -------
    Net cash provided by (used in) operating activities                   (     39)         552
                                                                           -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of short-term investments                                             1,000            -
  Capital expenditures                                                    (  1,125)    (    493)
  Collections on contract receivable                                         1,438          760
  Payments on deferred contract liabilities                               (    222)    (    152)
  Net additions to investments                                            (     73)           -
  Proceeds from the sale of property,
    plant and equipment                                                         16           12
  Payments for acquisitions, net of cash acquired                                -     (  1,114)
                                                                           -------      -------

    Net cash provided by (used in) investing activities                      1,034     (    987)
                                                                           -------      -------

  The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                                (In thousands)

                                                                        Three Months Ended
                                                                            March 31,
                                                                        ------------------
                                                                        1995          1994
                                                                        ----          ----
                                                                            (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under bank lines-of-credit                                         -       500
  Principal payments of long-term debt                                   (    240) (    695)
  Loan to parent company                                                 (  1,165)        -
  Issuance of common stock                                                      -       347
                                                                          -------    ------

     Net cash provided by (used in) financing activities                 (  1,405)      152
                                                                          -------    ------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                   (    410)  (   283)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            4,311     2,633
                                                                           ------     -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   3,901  $  2,350
                                                                           ======     =====



The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  --------------------------------------------------------------------------
              For the Three Months Ended March 31, 1995 and 1994

        1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

        2. Common Stock and Earnings Per Share

        There were 4,864,818 and 5,298,718 weighted average shares of common stock issued and outstanding during the three months ended March 31, 1995 and 1994, respectively.

        3. Income Taxes

        The income tax provisions for the three months ended March 31, 1995 and 1994, do not bear a normal relationship to the statutory federal income tax rate of 34% mainly as a result of amortization of goodwill related to acquisitions which is not deductible for income tax purposes.

        4. Proposed Merger

        On January 25, 1995, the Company entered into an Agreement and Plan of Merger, as amended, with Tribune/Swab-Fox Companies, Inc. ("Tribune/Swab-Fox") whereby, subject to approval of each company's stockholders, Tribune/Swab-Fox will be merged with and into the Company. Tribune/Swab-Fox stockholders (other than the Company) will receive 0.1255 of a share of the Company's common stock or, if elected, and subject to certain limitations, $0.88 in cash, for each Tribune/Swab-Fox share.

        5. Related Party Transactions

        Management and administrative services are provided by the Company's corporate staff to Tribune/Swab-Fox which, at March 31, 1995, owned 78% of the Company's outstanding common stock. The charge of $45,000 to Tribune/Swab-Fox in 1995 and $23,333 per month in 1994 for these services is based on an agreement between Tribune/Swab-Fox and the Company (which is subject to review again if the proposed merger is not approved by both companies' stockholders at each of the Speacial Meeting of Stockholders on May 24, 1995), and is reflected in the accompanying statements of operations as a reduction of general and administrative expenses.

        In March, 1995, upon exercise of an option, the Company acquired 389,000 shares of Tribune/Swab-Fox Class A Common Stock from the Profit Sharing Plan and Trust of Tribune/Swab-Fox for $291,750, with a cash payment of $72,937 and a note payable for $218,813. The Company now owns 1,142,729 shares of Tribune/Swab-Fox.

        6. Assets Held For Sale

        The Company's Board of Directors has approved for sale and the Company has engaged an investment banker to sell three of BMT Communications, Inc.'s trade journals. Accordingly, the net assets related to these trade journals are reflected as "Assets held for sale" in the balance sheets. Publishing revenues include approximately $2,930,000 and $2,615,000, related to the trade journals held for sale for the three months ended March 31, 1995 and 1994, respectively.

ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results
        -----------------------------------------------------------------------
        Of Operations
        -------------

Results Of Operations
- ---------------------

        Operations for the three months ended March 31, 1995, has the operations of Galaxy Registration, Inc. ("Galaxy") for three months whereas its operations are included in exposition services for only the one month in 1994 after the effective acquisition date of March 1, 1994.

        Revenues of $14,020,000 for the three months ended March 31, 1995, were $2,258,000 higher than for the same period ended March 31, 1994,. The revenue increase consists of $1,640,000 related to Galaxy as noted above, and a $510,000 increase in trade publishing advertising revenues of which $316,000 is attributable to the three trade journals being held for sale and $194,000 is attributable to International Gaming and Wagering Business. The information services revenue increase of $175,000 for the three months ended March 31, 1995, consists of increases in employment histories revenue, both higher volume and an increase in the price of employment histories in early 1994, volume increase in the criminal records product introduced in 1993, and an increase in MVR revenues (due mainly to higher average revenue per MVR resulting from a change in the MVR customer mix), offset by a $555,000 decrease during the three months ended March 31, 1995, in long distance telephone resale revenue as a result of the Company exiting this business during the latter part of the first quarter of 1994 due to competitive and regulatory considerations.

        Other operating income for the three months ended March 31, 1995, is lower than 1994 since a co-sponsored trade show for the convenience store industry occurred in April, 1995, whereas this trade show was held in March, 1994.

        Publishing costs and expenses were $128,000 higher for the three months ended March 31, 1995, as compared with the same period in 1994, which is related to the increase in advertising pages in 1995. Exposition services costs and expenses increased during the three months ended March 31, 1995, mainly related to Galaxy. Information services costs and expenses were $267,000 higher for the three months ended March 31, 1995, as compared with 1994. The increase in costs related to new employment screening services which were commenced in mid-1994 and the increase in personnel and communications costs related to higher volumes, was partially offset by the decrease of approximately $470,000 for the three months ended March 31, 1995, related to long distance telephone resale costs because of exiting this business in the latter part of the first quarter of 1994.

        General and administrative expenses were $746,000 higher for the three months ended March 31, 1995, as compared with the same period in 1994. Galaxy general and administrative expenses were $703,000 higher in 1995 and each of the other divisions had small increases related to continued growth, whereas corporate expenses were approximately $100,000 lower for the three months in 1995.

        Interest expenses did not significantly change for the three months ended March 31, 1995, as compared with the same period in 1994, because higher interest rates on debt tied to the prime rate offset the reduction in interest related to principal payments on debt during the past year.

        Depreciation and amortization increased $315,000 for the three months ended March 31, 1995, as compared with the same period in 1994, substantially all related to Galaxy (both the number of months Galaxy was included in each year and depreciation related to Galaxy's 1994 and 1995 capital expenditures, which have a short depreciable life, to handle Galaxy's growth in 1994 and 1995.

        Provision for income taxes as a percent of income before income taxes is higher than the statutory federal income tax rate since goodwill amortization related to acquisitions is not deductible for income tax purposes.

        Financial Condition
        -------------------

        The changes in the Company's financial condition during the three months ended March 31, 1995, are mainly seasonal changes related to the Company's exposition services and trade publishing operations. The increase in outstanding balance of the loan to parent company is under a short-term line-of-credit, details of which are set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

PART II - OTHER INFORMATION


Item  6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              27 Financial data schedule.

        (b)   Reports on Form 8-K

              No report on Form 8-K was filed during the quarter ended March 31, 1995.

                                  SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 T/SF COMMUNICATIONS CORPORATION
                                          (Registrant)



Date: March 11, 1995               By: /s/ Howard G. Barnett, Jr.
                                      ------------------------------------
                                          Howard G. Barnett, Jr., Chairman of
                                          the Board, Chief Executive Officer
                                          and President



Date: March 11, 1995               By: /s/ J. Gary Mourton
                                      ------------------------------------
                                          J. Gary Mourton, Senior Vice
                                          President-Finance and Chief
                                          Financial Officer

                                 EXHIBIT INDEX

         The following exhibits are included as part of this quarterly report on Form 10-Q:


         27. Financial data schedule.