Form 10-Q
period 1995-06-30
T SF COMMUNICATIONS CORP
filed 1995-08-14
CIK 847841

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995, or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from _______ to _______

Commission file number  1-10263
                        -------

                        T/SF COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                     73-1341805
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

2407 East Skelly Drive, Tulsa, Oklahoma                 74105
---------------------------------------      -----------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (918) 747-2600
                                                   -----------------------------

                                      N/A
------------------------------------------------------------------------------
                          (Former Name of Registrant)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.10 Par Value Per Share.

At August 11, 1995, there were 3,839,778 shares of the registrant's Common Stock outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No___
                                        -----

                        T/SF COMMUNICATIONS CORPORATION

                                     INDEX

                                                                                   Page No
                                                                                   --------
PART I   Financial Information

            Item 1
            ------

               Consolidated Balance Sheets - June  30, 1995 (unaudited) and           4-5
               December 31,1994

               Consolidated Statements of Operations - Three Months and                 6
               Six Months Ended June 30, 1995 and 1994 (unaudited)

               Consolidated Statements of Cash Flows                                  7-8
               Six Months Ended June 30, 1995 and 1994 (unaudited)

               Notes to Consolidated Financial Statements                            9-10

            Item 2
            ------

               Management's Discussion and Analysis of Financial Condition          11-12
               and Results of Operations

PART II  Other Information

            Item 4
            ------

               Submission of Matters to a Vote of Security Holders                     13

            Item 6
            ------

               Exhibits and Reports on Form 8-K                                        13

                                    PART I

                         Item 1.Financial Information

                        T/SF COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)


                                                      June 30    December 31
                                                        1995        1994
                                                      -------     --------
                                                    (Unaudited)

                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $   1,721    $   4,585
  Short-term investments                                    -        2,000
  Accounts receivable, less reserve for doubtful
    accounts of $653 in 1995 and $506 in 1994           9,901        8,847
  Inventories                                             437          596
  Current contract receivable and other current
    assets                                              5,175        7,481
  Refundable income taxes                                   -          167
  Assets held for sale                                  7,703        8,529
                                                      -------     --------

    Total current assets                               24,937       32,205
                                                      -------     --------

INVESTMENTS                                             1,634          233
                                                      -------     --------

CONTRACT AND NOTES RECEIVABLE                           1,740        2,786
                                                      -------     --------

PROPERTY, PLANT AND EQUIPMENT, AT COST
  Exposition equipment                                  2,891        2,712
  Other                                                 5,653        4,707
                                                      -------     --------

                                                        8,544        7,419
                                                        3,696        2,834
                                                      -------     --------
  Less - accumulated depreciation                       4,848        4,585
                                                      -------     --------

DEFERRED TAX ASSETS                                       919          732
                                                      -------     --------

INTANGIBLES AND OTHER ASSETS, NET                      13,109       13,040
                                                      -------     --------

                                                    $  47,187    $  53,581
                                                      =======     ========

The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                                            June 30,    December 31,
                                                                             1995          1994
                                                                           ---------    ------------
                                                                          (Unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Note Payable                                                            $     2,000 $         -
  Accounts payable                                                              6,070       5,905
  Accrued liabilities                                                           7,920       7,163
  Deferred tax liabilities                                                        197         823
  Current portion of long-term debt                                             1,284       1,251
                                                                            ---------   ---------

     Total current liabilities                                                 17,471      15,142
                                                                            ---------   ---------

LONG-TERM DEBT, NET OF CURRENT PORTION                                          4,612       4,905
                                                                            ---------   ---------

DEFERRED CONTRACT LIABILITIES                                                   2,209       2,456
                                                                            ---------   ---------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                                     -       6,698
                                                                            ---------   ---------

COMMON STOCK SUBJECT TO PUT                                                       525         525
                                                                            ---------   ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, $10 par value, 1,000 shares authorized,
    no shares issued and outstanding                                                -           -
  Common stock, $.10 par value, 10,000 shares authorized,
    3,811 shares and 3,883 equivalent shares issued and
    outstanding at June 30, 1995 and December 31,
    1994, respectively                                                            372         379
  Additional paid-in capital                                                   18,295      19,572
  Retained earnings                                                             3,703       3,904
                                                                            ---------   ---------
     Total stockholders' equity                                                22,370      23,855
                                                                            ---------   ---------

                                                                          $    47,187 $    53,581
                                                                            =========   =========




  The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                             Three Months Ended              Six Months Ended
                                                  June 30,                       June 30,
                                            ---------------------          --------------------
                                            1995             1994          1995            1994
                                            ----             ----          ----            ----
                                                              (Unaudited)
REVENUES:
  Publishing                             $    4,028   $     3,512   $     7,728     $     6,709
  Exposition services                         7,516         6,076        13,344           9,980
  Information services                        4,316         3,631         8,562           7,702
  Other operating income and interest           562           468           802           1,125
                                           --------      --------      --------       ---------
                                             16,422        13,687        30,436          25,516
                                           --------      --------      --------       ---------
Costs and Expenses:
  Publishing                                  3,423         2,467         5,864           4,780
  Exposition services                         5,217         3,790         9,180           6,495
  Information services                        2,664         2,161         5,367           4,596
  General and administrative                  2,729         2,794         5,662           5,027
  Interest                                      242           197           434             399
  Depreciation and amortization                 994           779         1,906           1,380
                                           --------      --------      --------       ---------
                                             15,269        12,188        28,413          22,677
                                           --------      --------      --------       ---------
INCOME BEFORE INCOME TAXES                    1,153         1,499         2,023           2,839
INCOME TAX PROVISION                      (     475 )   (     651 )   (     895 )    (    1,289 )
MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARIES                            (     134 )   (     292 )   (     266 )    (      535 )
                                            --------      --------      --------       ---------
  INCOME FROM CONTINUING OPERATIONS             544           556           862           1,015
DISCONTINUED OPERATION, NET                       7     (      63 )   (      15 )           234
                                           --------      --------      --------       ---------
NET INCOME                                      551           493           847           1,249
DIVIDENDS ON PREFERRED SHARES                    --            40            --              69
                                           --------      --------      --------       ---------
INCOME APPLICABLE TO COMMON SHARES       $      551   $       453   $       847     $     1,180
                                           ========      ========      ========       =========

EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE
  CONTINUING OPERATIONS                  $     0.14   $      0.14   $      0.22     $      0.25
  DISCONTINUED OPERATIONS                        --     (    0.02 )          --            0.06
                                           --------      --------      --------       ---------
                                         $     0.14   $      0.12   $      0.22     $      0.31
                                           ========      ========      ========       =========

CASH DIVIDENDS PER COMMON SHARE          $     0.27   $        --   $      0.27     $        --
                                           ========      ========      ========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                             ----------------
                                                             1995        1994
                                                             ----        ----
                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $   847  $   1,249
                                                             -------   -------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                          1,906     1,399
       Accretion of interest expense                             31        21
       (Gain) Loss on sale of property, plant
          and equipment                                          19   (   514 )
       Changes in assets and liabilities:
         Accounts receivable and refundable
          income taxes                                      ( 1,724 ) ( 1,741 )
         Inventories                                            159   (     3 )
         Current contract receivable and
          other current assets                              (   535 ) (   634 )
         Intangibles and other assets                       (   226 )     178
         Accounts payable and accrued liabilities               204       228
         Minority interest                                      266       535
         Deferred income taxes                              (    36 )       -
                                                             -------   -------

           Total adjustments                                     64   (   531 )
                                                             -------   -------
    Net cash provided by operating activities                   911       718
                                                             -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of short-term investments                              2,000   (   500 )
  Capital expenditures                                      ( 1,645 ) (   937 )
  Collections on contract and notes receivable                3,826     1,915
  Payments on deferred contract liabilities                 (   364 ) (   286 )
  Net additions to investments                              (   344 )       -
  Proceeds from the sale of property,
    plant and equipment                                         143     6,125
  Distributions from equity investments, net                      -        29
  Payments for acquisitions, net of cash acquired                 -   ( 1,114 )
                                                             -------   -------

    Net cash provided by investing activities                 3,616     5,232
                                                             ------    -------

  The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                                (In thousands)

                                                               Six Months Ended
                                                                     June 30,
                                                              --------------------
                                                              1995            1994
                                                              ----            ----
                                                                   (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under bank lines-of-credit                         2,000            -
  Principal payments of long-term debt                        (   479 )    ( 3,872 )
  Dividends on common and preferred stock                     ( 1,051 )    (    69 )
  Purchase of parent stock                                    ( 7,861 )          -
  Issuance of common stock                                          -          347
                                                               -------      -------
    Net cash used in financing activities                     ( 7,391 )    ( 3,594 )
                                                               -------      -------
  NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                      ( 2,864 )      2,356

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                4,585        2,808
                                                               -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   1,721   $    5,164
                                                               =======      =======



  The accompanying notes are an integral part of these consolidated financial statements.

                       T/SF COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
       For the three months and six months ended June 30, 1995 and 1994

     1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months and six months ended June 30, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's and Tribune/Swab-Fox Companies, Inc.'s ("Tribune/Swab-Fox") annual report on Form 10-K for the year ended December 31, 1994.

     2. Merger of T/SF Communications Corporation and Tribune/Swab-Fox Companies, Inc.

     On May 25, 1995, Tribune/Swab-Fox was merged (the "Merger") with and into the Company. In the Merger, each share of Tribune/Swab-Fox stock was converted into 0.1255 of a share of the Company or, at the election of the holder, $0.88 in cash. For accounting purposes, the acquisition has been treated as a recapitalization of Tribune/Swab-Fox with Tribune/Swab-Fox as the survivor (downstream merger). While the Merger was structured for legal purposes as a merger of Tribune/Swab-Fox with and into Communications, the Merger is accounted for as a downstream merger. Thus, for accounting purposes, Tribune/Swab-Fox is the acquiring entity even though, from a legal or structural standpoint, Communications is the acquiring and surviving entity. Accordingly, the historical financial statements of Communications, as the surviving entity, are those historical financial statements of Tribune/Swab-Fox. Earnings per share for the period prior to the Merger are restated to reflect the recapitalized number of equivalent shares of the Company. The Company acquired 1,110,675 equivalent shares (8,850,000 Tribune/Swab-Fox shares) for cash in the Merger, the effect of which is taken into account as of the date of the Merger. In connection with the Merger, the Board of Directors of Tribune/Swab-Fox declared a one-time dividend of $0.0344 per share ($.27 per equivalent share) which was paid on May 24, 1995.

     3.  Common Stock and Earnings Per Share.

     Weighted average shares of common stock issued and outstanding during the three months and six months ended June 30, 1995 were 3,872,000 and 3,869,000,respectively, and the weighted average equivalent shares for the three months and six months ended June 30, 1994, were 3,943,000 and 3,978,000, respectively.

     4.  Income Taxes

     Income tax provision for the three months and six months ended June 30, 1995 and 1994, does not bear a normal relationship to the statutory federal income tax rate of 34% as a result of mainly amortization of goodwill related to acquisitions and state income taxes.

     5.  Assets Held for Sale

     In 1994, the Company's Board of Directors approved three of BMT Communications, Inc.'s ("BMT") trade journals for sale. Accordingly, the net assets related to these trade journals are reflected as "assets held for sale", along with certain discontinued real estate assets. An Asset Purchase Agreement was signed by BMT, dated June 16, 1995, and the sale of these trade journals was closed on August 2, 1995, for $21,000,000 cash.

     6.  Purchase of Company Stock

     In March, 1995, upon exercise of an option, the Company acquired 384,000 shares of Tribune/Swab-Fox common stock (48,819 equivalent shares) from the Profit Sharing Plan and Trust of Tribune/Swab-Fox for $291,750, with a cash payment of $72,937 and a note payable for $218,813. The Company then owned 1,142,729 shares (143,412 equivalent shares) of Tribune/Swab-Fox common stock which shares were canceled in the merger.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -----------------------------------

Results of Operations
---------------------

     In May, 1995, the Merger of the Company and Tribune/Swab-Fox was completed. For accounting and financial reporting purposes, the Merger is treated as a downstream merger. Accordingly, the historical financial statements are those of Tribune/Swab-Fox. Operations of Galaxy Registration, Inc. ("Galaxy") acquired effective March 1, 1994, are included in exposition services for only four months in 1994.

     Revenues of $16,422,000 for the three months and $30,436,000 for the six months ended June 30, 1995, were $2,735,000 and $4,920,000, respectively, higher than for the same periods ended June 30, 1994. The revenue increase included $1,440,000 and $3,364,000 for the three months and six month periods, respectively, related to the exposition services, which consists of Galaxy and Atwood Convention Publishing, Inc. ("Atwood"). The increase in the three months ended June 30, 1995, is split between Galaxy and Atwood with both having significant growth during the period. Publishing revenues (including the three journals held for sale) increased as a result of an increase in advertising pages and two new executive seminars (one in Europe) in 1995, relating to International Gaming and Wagering Business ("GWB"). Information services revenue increase was substantially all related to an increase in the number of employment histories and criminal records sold during both the three months and six months ended June 30, 1995. Long distance telephone resale revenue was approximately $600,000 lower in 1995 as a result of the Company exiting this business during the latter part of the first quarter of 1994 due to competitive and regulatory considerations.

     Other operating income for the three months ended June 30, 1995, is higher since a co-sponsored trade show for the convenience store industry occurred in April, 1995, whereas this trade show was held in March, 1994. Also, the new European executive seminar for GWB was held in June, 1995. Interest income related to the contract receivable from the World Publishing Company is approximately $200,000 lower during the six months ended June 30, 1995.

     Publishing costs and expenses were $956,000 higher for the three months and $1,084,000 higher for the six months ended June 30, 1995, as compared with the same periods in 1994. The increase in costs related to the executive seminars and the co-sponsored trade show was approximately $450,000 for the three months and $370,000 for the six months in 1995 as compared with 1994. Other trade magazine cost increases in 1995 are related to the increase in pages noted above, a significant increase in the cost of paper and a postal rate increase.

     Exposition services costs and expenses were $1,427,000 and $2,685,000 higher for the three months and six months ended June 30, 1995, respectively. Included is a $500,000 increase in printing costs for convention publishing related to the growth in number of shows and the higher cost of paper. In 1995, Galaxy has increased the number of personnel to provide for the increase in the number of trade shows and to provide a high quality of service to its customers. In addition, Galaxy is included for six months operations versus four months in 1994.

     Information services costs and expenses were $503,000 higher for the three months and $771,000 higher for the six months ended June 30, 1995, as compared with the same periods in 1994. The increase in costs related to the new employment screening service of approximately $275,000 per quarter, which services were commenced in mid-1994, the increase in criminal record volume and other costs related to higher volumes, including additional personnel, represent the primary increases. Netted against these increases is a decrease of approximately $500,000 for the six months ended June 30, 1995, related to long distance telephone resale costs because of exiting this business in the latter part of the first quarter of 1994.

     General and administrative expenses were $635,000 higher for the six months in 1995, as compared with the same period in 1994. Substantially all of this increase is related to Galaxy's general and administrative expenses for six months as compared with four months in 1994.

     Interest expense increased $45,000 for the three months and $35,000 for the six months ended June 30, 1995, as compared with the same periods in 1994, resulting from average interest rates on variable rate debt being 2% higher (approximate 33% increase in rate) during the first six months of 1995, partially reduced by principal payments on debt and reductions in deferred contract liabilities during the past year. Also, in late May, 1995, the Company borrowed $2,000,000 under its line of credit in connection with the Merger and the related acquisition of equivalent shares for cash.

     Depreciation and amortization increased $215,000 for the three months and $526,000 for the six months ended June 30, 1995, as compared with the same periods in 1994, substantially all related to the depreciable assets of Galaxy (both the number of months Galaxy is included in each year and depreciation related to Galaxy's 1994 and 1995 capital expenditures, which have a short depreciable life, to handle Galaxy's growth in 1994 and 1995).

     Provision/benefit for income taxes as a percent of income before income taxes is higher than the statutory federal income tax rate since goodwill amortization related to acquisitions is not deductible for income tax purposes.

     Financial Condition
     -------------------

     The changes in the Company's financial condition during the six months ended June 30, 1995, are mainly related to the use of cash and borrowings on a line of credit in connection with the Merger and the related purchase of equivalent shares. Subsequent to June 30, 1995, the Company's cash increased as a result of the sale of the BMT trade journals and the outstanding balance on the lines of credit were paid.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At a special meeting of stockholders of the Company held May 24, 1995, the following matter was voted upon and approved:

            Agreement and Plan of Merger dated January 25, 1995, as amended, whereby the Company and Tribune/Swab-Fox Companies, Inc, agreed to merge, with the Company to be the surviving corporation. Total votes
            For: 4,466,539 shares; Against: 250 shares ; Abstained 200 shares; Broker non-votes: 0

     There were present at the Special Meeting, in person or by proxy, stockholders holding 4,466,989 shares of Common stock of the company or 92% of the total stock outstanding and entitled to vote at the Special Meeting

Item 6.  Exhibits and Reports on Form 8-K

       (a)   Exhibits

             10.1 Revolving Credit Loan Agreement dated as of May 25, 1995, between Tulsa Tribune Company and BancFirst establishing a new $2,000,000 revolving line of credit to March 1, 1996.

             10.2 Restated Revolving Credit Loan Agreement dated as of June 30, 1995, between T/SF Communications Corporation and BancFirst extending an existing $2,000,000 revolving credit facility to June 30, 1996.

             10.3 Third Amendment to Revolving Credit Loan Agreement between Transportation Information Services, Inc., and BancFirst effective as of June 30, 1995, to extend and renew a Revolving Credit Commitment of $1,750,000 to June 30, 1996.

             10.4 Asset Purchase Agreement, dated June 16, 1995, between BMT Communications, Inc., and Trade Publishing L.L.C.

             10.5 Memorandum of Closing and Amendment to Agreement, dated August 2, 1995, between BMT Communications, Inc., and Trade Publishing L.L.C.

             11 Computation of earnings per share for the three months and six months ended June 30, 1995 and 1994.

             27     Financial data schedule

       (b)   Reports on Form 8-K.

             No report on Form 8-K was filed during the quarter ended June 30, 1995.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      T/SF COMMUNICATIONS CORPORATION
                                                (Registrant)



Date: August 11, 1995                 By: /s/ Howard G. Barnett, Jr.
                                          --------------------------------
                                              Howard G. Barnett, Jr.
                                               Chairman, Chief Executive Officer
                                               and President



Date: August 11, 1995                 By:/s/ J. Gary Mourton
                                         --------------------------------
                                              J. Gary Mourton, Senior Vice
                                                 President-Finance and Chief
                                                 Financial Officer