Form 10-Q
period 1995-09-30
T SF COMMUNICATIONS CORP
filed 1995-11-14
CIK 847841

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995, or

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


             Delaware                             73-1341805
---------------------------------         --------------------------------------
(State  or  other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or  organization)

2407 East Skelly Drive, Tulsa, Oklahoma               74105
---------------------------------------   --------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (918) 747-2600
                                                  -----------------------------

                                      N/A
--------------------------------------------------------------------------------
                              (Former Name of Registrant)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.10 Par Value Per Share.

At November 13, 1995, there were 3,377,565 shares of the registrant's Common Stock outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                       ---

                        T/SF COMMUNICATIONS CORPORATION

                                     INDEX


                                                                                Page No.
                                                                                --------
PART I    Financial Information

             Item 1
             ------

                Consolidated Balance Sheets - September 30, 1995                     4-5
                (unaudited) and December 31, 1994

                Consolidated Statements of Operations - Three Months and Nine          6
                Months Ended September 30, 1995 and 1994 (unaudited)

                Consolidated Statements of Cash Flows - Nine Months                  7-8
                Ended September 30, 1995 and 1994 (unaudited)

                Notes to Consolidated Financial Statements                          9-10

             Item 2
             ------

                Management's Discussion and Analysis of Financial                  11-13
                Condition and Results of Operations


PART II   Other Information

             Item 4
             ------

                Submission of Matters to a Vote of Security Holders                   13

             Item 6
             ------

                Exhibits and Reports on Form 8-K                                      14

                                    PART I

                         Item 1. Financial Information

                        T/SF COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                                  September 30,December 31,
                                                                       1995       1994
                                                                    ---------   ---------
                                                                   (Unaudited)

                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $    13,943  $    4,585
  Short-term investments                                                1,000       2,000
  Accounts receivable, less reserve for doubtful accounts
    of $573 in 1995 and $506 in 1994                                    8,562       8,847
  Inventories                                                             274         596
  Current contract receivable and other current assets                  5,203       7,481
  Refundable income taxes                                                  --         167
  Assets held for sale                                                    836       8,529
                                                                    ---------   ---------
    Total current assets                                               29,818      32,205
                                                                    ---------   ---------

INVESTMENTS                                                             1,625         233
                                                                    ---------   ---------

CONTRACT AND NOTES RECEIVABLE                                           1,658       2,786
                                                                    ---------   ---------
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Exposition equipment                                                  2,977       2,712
  Other                                                                 6,117       4,707
                                                                    ---------   ---------

                                                                        9,094       7,419
  Less - accumulated depreciation                                       4,351       2,834
                                                                    ---------   ---------
                                                                        4,743       4,585
                                                                    ---------   ---------

DEFERRED TAX ASSETS                                                     1,231         732
                                                                    ---------   ---------

INTANGIBLES AND OTHER ASSETS, NET                                      14,785      13,040
                                                                    ---------   ---------
                                                                  $    53,860  $   53,581
                                                                    =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)


                                                                          September 30,December 31,
                                                                              1995        1994
                                                                            --------    --------
                                                                           (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $    5,093   $    5,905
  Accrued liabilities                                                         12,094        7,163
  Deferred tax liabilities                                                        --          823
  Current portion of long-term debt                                            1,067        1,251
                                                                            --------     --------

    Total current liabilities                                                 18,254       15,142
                                                                            --------     --------
LONG-TERM DEBT, NET OF CURRENT PORTION                                         4,867        4,905
                                                                            --------     --------
DEFERRED CONTRACT LIABILITIES                                                  2,309        2,456
                                                                            --------     --------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                                   --        6,698
                                                                            --------     --------
COMMON STOCK SUBJECT TO PUT                                                      525          525
                                                                            --------     --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $10 par value, 1,000 shares authorized,
    no shares issued and outstanding                                              --           --
  Common stock, $.10 par value, 10,000 shares authorized,
    3,377 shares and 3,883 equivalent shares issued and
    outstanding at September 30, 1995 and December 31,
    1994, respectively                                                           326          379
  Additional paid-in capital                                                  13,248       19,572
  Retained earnings                                                           14,331        3,904
                                                                            --------     --------
    Total stockholders' equity                                                27,905       23,855
                                                                            --------     --------

                                                                          $   53,860   $   53,581
                                                                            ========     ========





 The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                     Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                   ---------------------          ---------------------
                                                   1995            1994           1995            1994
                                                   ----            ----           ----            ----
                                                                       (Unaudited)
REVENUES:
  Publishing                                  $       815    $    3,789       $     8,543   $   10,498
  Exposition services                               6,175         5,409            19,519       15,389
  Information services                              4,536         3,647            13,098       11,349
  Other operating income and interest                 637         3,664             1,439        4,790
  Gain on sale of trade journals                   11,739            --            11,739           --
                                                  --------      --------         ---------     --------
                                                   23,902        16,509            54,338       42,026
                                                  --------      --------         ---------     --------
COSTS AND EXPENSES:
  Publishing                                        1,007         3,768             6,871        8,548
  Exposition services                               4,407         3,670            13,587       10,166
  Information services                              3,113         2,118             8,480        6,714
  General and administrative                        2,393         3,446             8,055        8,463
  Interest                                            217           182               651          570
  Depreciation and amortization                       829           780             2,735        2,160
                                                  --------      --------         ---------     --------
                                                   11,966        13,964            40,379       36,621
                                                  --------      --------         ---------     --------
Income before income taxes                         11,936         2,545            13,959        5,405
Income tax provision                           (    1,306 )   (     977 )      (    2,201 )  (   2,266 )
Minority interest in consolidated
  subsidiaries                                         --     (     338 )      (      266 )  (     874 )
                                                  --------      --------         ---------     --------
  Income from continuing operations                10,630         1,230            11,492        2,265
Discontinued operation, net                    (        3 )   (   2,936 )      (       18 )  (   2,722 )
                                                  --------      --------         ---------     --------
Net income (loss)                                  10,627     (   1,706 )          11,474    (     457 )
Dividends on preferred shares                          --            29                --           98
                                                  --------      --------         ---------     --------
Income (loss) applicable to
  common shares                               $    10,627    $(   1,735 )     $    11,474   $(     555 )
                                                  --------      --------         ---------     --------
Earnings (loss) per common and
  common equivalent share
  Continuing operations                       $      2.78    $     0.31       $      2.98   $     0.56
  Discontinued operations                              --     (    0.75 )              --    (    0.70 )
                                                  --------      --------         ---------     --------
                                              $      2.78    $(    0.44 )     $      2.98   $(    0.14 )
                                                  ========      ========         =========     ========
Cash dividends per common share               $        --    $       --       $      0.27   $       --
                                                  ========      ========         =========     ========



 The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                      --------------------
                                                                      1995            1994
                                                                      ----            ----
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $    11,474   $(     457 )
                                                                     ---------     --------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                     2,735        2,192
      Accretion of interest expense                                        83           37
      Gain on sale of assets                                       (   11,719 )  (     720 )
      Reserves provided on real estate and
        venture capital investments                                        --        2,812
      Changes in assets and liabilities:
        Accounts receivable                                        (      566 )  (   1,405 )
        Inventories                                                        94    (      12 )
        Other current assets                                       (    1,939 )  (     732 )
        Intangibles and other assets                               (      164 )        152
        Accounts payable and accrued liabilities                        3,997        4,376
        Minority interest                                                 266          874
        Deferred income taxes                                      (      514 )  (   1,341 )
                                                                     ---------     --------
             Total adjustments                                     (    7,727 )      6,233
                                                                     ---------     --------
    Net cash provided by operating activities                           3,747        5,776
                                                                     ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) sale of short-term investments                             1,000    (   2,000 )
  Capital expenditures                                             (    2,062 )  (   2,170 )
  Collections on contract and notes receivable                          5,178        3,552
  Payments on deferred contract liabilities                        (      499 )  (     403 )
  Additions to investments, net                                    (      289 )         47
  Proceeds from the sale of assets held for sale
    and property, plant and equipment                                  18,537        8,323
  Payments for acquisitions, net of cash acquired                          --    (   1,114 )
                                                                     ---------     --------


    Net cash provided by investing activities                          21,865        6,235
                                                                     ---------     --------




 The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                                (In thousands)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                             ---------------------
                                                                             1995            1994
                                                                             ----            ----
                                                                                  (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                                                      --      (     152 )
  Principal payments of long-term debt                                    (    2,250 )   (   4,586 )
  Issuance of common stock                                                        21           347
  Acquisition of common stock retired                                     (    5,113 )   (   2,611 )
  Purchase of parent stock                                                (    7,861 )          --
  Dividends on common and preferred stock                                 (    1,051 )   (      98 )
                                                                            ---------      --------
    Net cash used in financing activities                                 (   16,254 )   (   7,100 )
                                                                            ---------      --------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                                    9,358         4,911

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               4,585         2,808
                                                                            ---------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    13,943    $    7,719
                                                                            =========      ========









 The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
    For the three months and nine months ended September 30, 1995 and 1994

       1.  Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months and nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's and Tribune/Swab-Fox Companies, Inc.'s ("Tribune/Swab-Fox") annual reports on Form 10-K for the year ended December 31, 1994.

       2. Merger of T/SF Communications Corporation and Tribune/Swab-Fox Companies, Inc.

       On May 25, 1995, Tribune/Swab-Fox was merged (the "Merger") with and into the Company. In the Merger, each share of Tribune/Swab-Fox stock was converted into 0.1255 of a share of the Company or, at the election of the holder, $0.88 in cash. While the Merger was structured for legal purposes as a merger of Tribune/Swab-Fox with and into Communications for accounting purposes, the acquisition has been treated as a recapitalization of Tribune/Swab-Fox with Tribune/Swab-Fox as the survivor (downstream merger). Thus, for accounting purposes, Tribune/Swab-Fox is the acquiring entity even though, from a legal or structural standpoint, Communications is the acquiring and surviving entity. Accordingly, the historical financial statements of Communications, as the surviving entity, are these historical financial statements of Tribune/Swab-Fox. Earnings per share for the period prior to the Merger are restated to reflect the recapitalized number of equivalent shares of the Company. The Company acquired 1,110,675 equivalent shares (8,850,000 Tribune/Swab-Fox shares) for cash in the Merger, the effect of which is taken into account as of the date of the Merger. In connection with the Merger, the Board of Directors of Tribune/Swab-Fox declared a one-time dividend of $0.0344 per share ($0.27 per equivalent share) which was paid on May 24, 1995.

       3.  Common Stock and Earnings Per Share

       Weighted average shares of common stock issued and outstanding during the three months and nine months ended September 30, 1995, were 3,817,000 and 3,852,000, respectively, and the weighted average equivalent shares for the three months and nine months ended September 30, 1994, were both 3,908,000.

       4. Income Taxes

       Income tax provision for the three months and nine months ended September 30, 1995 and 1994, does not bear a normal relationship to the statutory federal income tax rate of 34% mainly as a result of amortization of goodwill related to acquisitions, state income taxes and reduction in the valuation reserve related to the net operating loss carryforward for federal income tax purposes.

       5. Assets Held for Sale

       In 1994, the Company's Board of Directors authorized the sale of three of BMT Communications, Inc.'s ("BMT") trade journals. An Asset Purchase Agreement was signed by BMT dated June 16, 1995, and the sale of these trade journals was closed on August 2, 1995, for $21,000,000 cash. The "Gain on sale of trade journals" in the statement of operations represents the pre-tax gain from this transaction. The net assets related to these trade journals had previously been reflected as "assets held for sale," along with certain discontinued real estate assets.

       6. Purchase of Company Stock

       In March, 1995, upon exercise of an option, the Company acquired 384,000 shares of Tribune/Swab-Fox common stock (48,819 equivalent shares) from the Profit Sharing Plan and Trust of Tribune/Swab-Fox for $291,750 with a cash payment of $72,937 and a note payable for $218,813. The Company then owned 1,142,729 shares (143,412 equivalent shares) of Tribune/Swab-Fox common stock which shares were canceled in connection with the Merger.

       In August, 1995, the Company acquired 464,814 shares of common stock of the Company from The Prudential Insurance Company of America for a cash payment of $5,112,954. These shares were canceled by the Company.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -----------------------------------

Results of Operations
---------------------

      In May, 1995, the Merger of the Company and Tribune/Swab-Fox was completed. For accounting and financial reporting purposes the Merger is treated as a downstream merger. Accordingly, the historical financial statements are those of Tribune/Swab-Fox. Operations of Galaxy Registration, Inc. ("Galaxy"), acquired effective March 1, 1994, are included in exposition services for only seven months in 1994. Three trade journals were sold effective July 1, 1995, and, accordingly, no operations for these journals are included in the three months ended September 30, 1995.

      Revenues of $23,902,000 for the three months and $54,338,000 for the nine months ended September 30, 1995, were $7,393,000 and $12,312,000, respectively, higher than for the same periods ended September 30, 1994. The revenue increase includes the $11,739,000 gain on sale of trade journals for both the three month and nine month periods in 1995. Exposition Services, which consists of Galaxy and Atwood Convention Publishing, Inc. ("Atwood"), revenue increased $766,000 during the three months and $4,130,000 during the nine months ended September 30, 1995, with both companies having significant growth during the periods and two more months of Galaxy's operations being included in 1995. Publishing revenues decreased $2,974,000 during the three months ended September 30, 1995, resulting from the sale of the three trade journals, and decreased only $1,955,000 during the nine months in 1995, as a result of an increase in advertising pages and two new executive seminars (one in Europe) in 1995 partially offsetting the decrease from the trade journals sold. Information services revenue increased $889,000 for the three months and $1,749,000 for the nine months ended September 30, 1995, respectively. Substantially all of the increase related to an increase in the volume of employment histories and criminal records sold during both the three months and nine months ended September 30, 1995. Long distance telephone resale revenue was approximately $645,000 lower for the nine months in 1995 as a result of the Company exiting this business during the latter part of the first quarter of 1994 due to competitive and regulatory considerations.

       Other operating income for the three months and nine months ended September 30, 1995, as compared with the same periods in 1994, is approximately $3,000,000 lower because the Company's World Gaming Congress trade show and exhibition occurred in September in 1994, whereas this trade show was held in October in 1995. Interest income related to the contract receivable from the World Publishing Company is approximately $290,000 lower during the nine months ended September 30, 1995, because of continued payments received on the contract receivable.

       Publishing costs and expenses were $2,761,000 lower for the three months and $1,677,000 lower for the nine months ended September 30, 1995, as compared with the same periods in 1994. The decrease is related to the three trade journals sold in 1995 and the timing of the World Gaming Congress trade show. Partially offsetting this decrease are costs related to the European executive seminar; the Riverboat Gaming Show held in September in 1995, as compared to November, 1994; and costs related to the increase in advertising pages noted above, including a significant increase in the cost of paper and a postal rate increase.

       Exposition services costs and expenses were $737,000 and $3,421,000 higher for the three months and nine months ended September 30, 1995, respectively, as compared with the same periods in 1994. Printing costs for the convention publishing business increased $635,000 in 1995 related to both the growth in number of shows at which services were provided and directories published and higher cost of paper. In 1995, Galaxy and Atwood both have increased their number of personnel to continue to provide a high quality of service to their customers and to handle the increase in number of trade shows serviced. Galaxy was included in nine months operations in 1995 versus seven months in 1994.

       Information services costs and expenses were $995,000 higher for the three months and $1,766,000 higher for the nine months ended September 30, 1995, as compared with the same periods in 1994. The increase in costs related to the new employment screening service of approximately $120,000 for the three months and $665,000 for the nine months in 1995, which services were commenced in mid-1994, and the increase in criminal record volume and other costs related to higher volumes, mainly additional personnel, represent the primary increases. Netted against these increases is a decrease of approximately $500,000 for the nine months ended September 30, 1995, related to long distance telephone resale costs because of exiting this business in the latter part of the first quarter of 1994.

       General and administrative expenses were $1,053,000 lower for the three months and $1,408,000 lower for the nine months in 1995, as compared with the same periods in 1994. This decrease consists mainly of expenses for trade publishing not incurred during the third quarter of 1995, reduction of expenses resulting from the Merger during the three months and the period since the Merger in 1995, as compared with 1994, reduced by Galaxy's general and administrative expenses for nine months in 1995, as compared with seven months in 1994.

       Interest expense increased $35,000 for the three months and $81,000 for the nine months ended September 30, 1995, as compared with the same periods in 1994, resulting from average interest rates on variable rate debt being 2 1/2% higher (an approximate 35% increase in rate) during the first nine months of 1995, partially reduced by principal payments on debt during the past year. Also, in late May, 1995, the Company borrowed $2,000,000 under one of its lines of credit in connection with the Merger and the related acquisition of equivalent shares for cash, which borrowing was repaid in early August, 1995.

       Depreciation and amortization increased $49,000 for the three months and $575,000 for the nine months ended September 30, 1995, as compared with the same periods in 1994, substantially all related to the depreciable assets of Galaxy (both because of the number of months Galaxy is included in each year and depreciation related to Galaxy's 1994 and 1995 capital expenditures, which have a short depreciable life, to handle Galaxy's growth in 1994 and 1995).

       Provision for income taxes as a percent of income before income taxes is lower than the statutory federal income tax rate mainly because of the reduction in the valuation reserve related to the net operating loss carryforward, goodwill amortization related to acquisitions not being deductible for income tax purposes and provision for state income taxes.

       Financial Condition
       -------------------

       The changes in the Company's financial condition during the nine months ended September 30, 1995, are mainly related to the cash received from the sale of the three trade journals that was partly used to pay certain long-term debt and the purchase of common shares both in connection with the Merger and subsequent thereto. Accrued liabilities include the deferred revenues received in 1995 related to the World Gaming Congress held in October, 1995.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

       The following matters were voted upon at the annual meeting of stockholders of the Company held on August 1, 1995.

       (a) Creation of a Board of Directors composed of eleven (11) members and the election of only nine (9) members at the annual meeting.

           For - 2,047,387 shares; Against - 234,278 shares; Abstain - 637 shares .

       (b) Election of the following nine (9) persons as directors, all of whom were currently serving on the Board of Directors, except for Jenk Jones Jr., Robert J. Swab and Martin A. Vaughan (all of whom were formerly directors of Tribune/Swab-Fox).

                                               Number of Shares of Common Stock
                                               --------------------------------

                  Director Nominees                For       Withheld Authority
                  -----------------                ---       ------------------
                Howard G. Barnett, Jr.         2,045,704          236,598
                Martin F. Beck                 2,045,704          236,598
                Robert E. Craine, Jr.          2,045,704          236,598
                William N. Griggs              2,045,704          236,598
                David Lloyd Jones              2,045,704          236,598
                Jenk Jones Jr.                 2,045,704          236,598
                Mark A. Leavitt                2,045,704          236,598
                Robert J. Swab                 2,045,704          236,598
                Martin  A. Vaughan             2,045,704          236,598

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             2.1 Letter Agreement dated August 14, 1995, by and between the registrant and The Prudential Insurance Company of America (previously filed as an exhibit to the Company's Form 8-K filed August 16, 1995, and incorporated by reference herein).

             11 Computation of earnings per share for the three months and nine months ended September 30, 1995 and 1994.

             27   Financial data schedule

        (b)  Reports on Form 8-K.

             On August 16, 1995, the Company filed a report on Form 8-K for the sale on August 2, 1995, effective as of July 1, 1995, of certain trade journals and related activities owned by a subsidiary of the Company.



                                  SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      T/SF COMMUNICATIONS CORPORATION
                                                (Registrant)



Date: November 13, 1995               By: /s/ Howard G. Barnett, Jr.
                                      ----------------------------------------
                                              Howard G. Barnett, Jr.
                                               Chairman, Chief Executive Officer
                                               and President



Date: November 13, 1995                By:/s/ J. Gary Mourton
                                       -------------------------------------
                                              J. Gary Mourton, Senior Vice
                                                 President-Finance and Chief
                                                 Financial Officer

                                                                      Exhibit 11

                        T/SF COMMUNICATIONS CORPORATION
                       Computation of Earnings per Share
                   (In thousands, except per share amounts)

                                                          Three Months Ended
                                                             September 30,
                                                           1995         1994
                                                         ---------    ---------
                                                               (Unaudited)
PRIMARY EARNINGS PER SHARE:
Income from continuing operations                       $   10,630   $    1,230
Deduct:
  Dividends on New Senior Preferred Stock                        -          (26)
  Dividends on Class A Preferred Stock                           -           (3)
                                                         ----------   ----------
Income before discontinued operations
  applicable to common and
  common equivalent shares                                  10,630        1,201
Discontinued operations, net of income tax                      (3)      (2,936)
                                                         ----------   ----------
  Net income (loss) applicable to common
    and common equivalent shares                        $   10,627   $   (1,735)
                                                         ==========   ==========
Weighted average number of common
  and common equivalent shares outstanding
  Common shares                                              3,817        3,735
  Common equivalent shares:
    From 6 1/2% Preferred Stock                                  -          173
                                                         ----------   ----------
                                                             3,817        3,908
                                                         ==========   ==========
Income (loss) per common
  and common equivalent share:
    Continuing operations                               $     2.78   $     0.31
    Discontinued operations                                      -        (0.75)
                                                         ----------   ----------
Net income (loss) per common share                      $     2.78   $    (0.44)
                                                         ==========   ==========
FULLY DILUTED EARNINGS PER SHARE:
Income before discontinued operations                   $   10,630        1,230
Add:
  After tax interest expense applicable to:
    11% Convertible Debentures due in 1998                       4           14
Deduct:
  Dividends on Class A Preferred Stock                           -           (3)
                                                         ----------   ----------
Income before discontinued operations
  applicable to common and
  common equivalent shares                                  10,634        1,241
Discontinued operations, net of income tax                      (3)      (2,936)
                                                         ----------   ----------
  Net income (loss) applicable to common
    and common equivalent shares                        $   10,631   $   (1,695)
                                                         ==========   ==========

                        T/SF COMMUNICATIONS CORPORATION
                Computation of Earnings per Share - Continued -
                   (In thousands, except per share amounts)

                                                           Three Months Ended
                                                               September 30,
                                                             1995        1994
                                                          ---------    ---------
                                                               (Unaudited)
FULLY DILUTED EARNINGS PER SHARE -
  Continued:

Weighted average number of common
  and common equivalent shares outstanding
  Common shares and common equivalent shares                 3,817        3,908
  Assumed conversion of 11% Debentures due in 1998               -           44
  Assumed conversion of New Senior Preferred Stock               -          122
                                                          ---------    ---------
                                                             3,817        4,074
                                                          =========    =========
Income (loss) per common
  and common equivalent share:
    Continuing operations                                $    2.79    $    0.30
    Discontinued operations                                      -        (0.72)
                                                          ---------    ---------
Net income (loss) per common share                       $    2.79    $   (0.42)
                                                          =========    =========

                                                                      Exhibit 11

                        T/SF COMMUNICATIONS CORPORATION
                       Computation of Earnings per Share
                   (In thousands, except per share amounts)

                                                            Nine months ended
                                                              September 30,
                                                             1995         1994
                                                          ---------    ---------
                                                               (Unaudited)
PRIMARY EARNINGS PER SHARE:
Income from continuing operations                        $  11,492    $   2,265
Deduct:
  Dividends on New Senior Preferred Stock                        -          (77)
  Dividends on Class A Preferred Stock                           -          (11)
  Dividends on 6 1/2% Preferred Stock                                       (10)
                                                          ---------    ---------
Income before discontinued operations
  applicable to common and
  common equivalent shares                                  11,492        2,167
Discontinued operations, net of income tax                     (18)      (2,722)
                                                          ---------    ---------
  Net income (loss) applicable to common
    and common equivalent shares                         $  11,474    $    (555)
                                                          =========    =========
Weighted average number of common
  and common equivalent shares outstanding
  Common shares                                              3,852        3,735
  Common equivalent shares:
    From 6 1/2% Preferred Stock                                  -          173
                                                          ---------    ---------
                                                             3,852        3,908
                                                          =========    =========
Income (loss) per common
  and common equivalent share:
    Continuing operations                                $    2.98    $    0.56
    Discontinued operations                                      -        (0.70)
                                                          ---------    ---------
Net income (loss) per common share                       $    2.98    $   (0.14)
                                                          =========    =========
FULLY DILUTED EARNINGS PER SHARE:
Income before discontinued operations                    $  11,492        2,265
Add:
  After tax interest expense applicable to:
    11% Convertible Debentures due in 1998                      32           43
Deduct:
  Dividends on Class A Preferred Stock                           -          (11)
  Dividends on 6 1/2% Preferred Stock                                       (10)
                                                          ---------    ---------
Income before discontinued operations
  applicable to common and
  common equivalent shares                                  11,524        2,287
Discontinued operations, net of income tax                     (18)      (2,722)
                                                          ---------    ---------
  Net income (loss) applicable to common
    and common equivalent shares                         $  11,506    $    (435)
                                                          =========    =========

                        T/SF COMMUNICATIONS CORPORATION
                Computation of Earnings per Share - Continued -
                   (In thousands, except per share amounts)

                                                            Nine months ended
                                                              September 30,
                                                            1995         1994
                                                          ---------    ---------
                                                               (Unaudited)
FULLY DILUTED EARNINGS PER SHARE -
  Continued:

Weighted average number of common
  and common equivalent shares outstanding
  Common shares and common equivalent shares                 3,852        3,955
  Assumed conversion of 11% Debentures due in 1998               -           44
  Assumed conversion of New Senior Preferred Stock               -          122
                                                          ---------    ---------
                                                             3,852        4,121
                                                          =========    =========
Income (loss) per common
  and common equivalent share:
    Continuing operations                                $    2.99    $    0.56
    Discontinued operations                                      -        (0.66)
                                                          ---------    ---------
Net income (loss) per common share                       $    2.99    $   (0.10)
                                                          =========    =========