Form 10-K
period 1995-12-31
T SF COMMUNICATIONS CORP
filed 1996-03-28
CIK 847841

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No ___
                                              ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

         As of March 15, 1996, 3,349,985 shares of the registrant's Common Stock were outstanding. The aggregate market value of those shares held by nonaffiliates of the registrant on March 15, 1996, was approximately $26,200,000. For this purpose, the Common Stock was valued at $13.88 per share, being the closing price on March 15, 1996, on the American Stock Exchange on which the stock is traded. For purposes of this computation, only officers and directors of the registrant, the chief operating officer(s) of each of its material subsidiaries, and beneficial owners of more than 10 percent of the combined voting power of all voting securities of the registrant, and affiliates of such persons, were deemed to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into this Form 10-K:

         1. Registrant's Current Report on Form 8-K, dated August 16, 1995, with respect to events occurring on August 2, 1995 (Part I, Item
             1).

         2. Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders to be filed by April 29, 1996. (Part III, Items 10, 11, 12 and 13).

PART I

Item 1.  Business

General

         The Company, operating through subsidiaries, is a diversified communications and information company.

         The Company was incorporated in Delaware on March 17, 1989. Unless the context otherwise requires, references to the "Company" include T/SF Communications Corporation and its consolidated subsidiaries. During 1995, the Company operated with three operating divisions: publishing, exposition services and information. In the first half of 1995, the publishing division consisted of four trade journals, Convenience Store News, United States Distribution Journal, and The Journal of Petroleum Marketing (these three journals are referred to as the "Distribution Titles") and International Gaming and Wagering Business ("IGWB"), and their related activities, including, as to IGWB, owning and/or managing trade shows and conferences directed to the legalized gaming industry (as used hereafter, "IGWB" shall include such related activities). As described below, the Company sold the Distribution Titles in August, 1995, effective July 1, 1995. The Company's exposition services business consists of the business of Galaxy Registration, Inc. ("Galaxy"), the provider of trade show/convention registration services and exhibitor information and marketing services, and, through Atwood Convention Publishing, Inc. ("Atwood"), the publication of various convention and trade show related publications, such as directories and convention daily newspapers, primarily on a contract basis, Expo, The Magazine for Exposition Management ("Expo") and promotion and marketing services for corporate exhibitors. The Company's information division is engaged in the business of obtaining, processing and providing motor vehicle reports, truck driver employment information, criminal records and other pre-employment screening services primarily to the insurance and trucking industries.

         Before October 1, 1992, the Company published a daily newspaper, The Tulsa Tribune, in Tulsa, Oklahoma. On September 30, 1992, the Company and World Publishing Company ("World"), the publisher of the morning daily newspaper in Tulsa, ended their 51 year joint operating arrangement. As a result of this transaction, the Company received approximately $12,850,000 in 1992, plus proceeds from liquidation of accounts receivable and inventory, received $450,000 per month through March 1, 1996, and The Tulsa Tribune was closed.


Merger with Tribune/Swab-Fox

         On January 25, 1995, the Company entered into an Agreement and Plan of Merger (as amended on March 3, 1995, the "Merger Agreement") with Tribune/Swab-Fox Companies, Inc. ("Tribune/Swab-Fox"), the then owner of 78% of the issued and outstanding shares of the Company's Common Stock, $0.10 par value (the "Company Common Stock"), whereby Tribune/Swab-Fox was merged with and into the Company (the "Merger"). In the Merger, Tribune/Swab-Fox stockholders (other than the Company) received, with respect to each share of Tribune/Swab-Fox Common Stock, $0.10 par value ("Tribune/Swab-Fox Common Stock") owned, 0.1255 of a share of Company Common Stock or, at the election of the stockholder and subject to certain limitations described in the Merger Agreement, $0.88 in cash (the "Cash Alternative"). The Merger Agreement was approved by the stockholders of both companies. A Registration Statement on Form S-4 (File No. 33-57587), effective April 27, 1995, was filed with the Securities and Exchange Commission for use in securing stockholder approval and the Joint Proxy Statement/Prospectus constituting a part thereof was mailed in April, 1995, for stockholder meetings of the companies held on May 24, 1995, at which the aforesaid approvals were received.

         In the Merger, the Company acquired 8,850,000 shares of Tribune/Swab-Fox Common Stock, $0.10 par value, or 1,110,675 equivalent shares of Company Common Stock (based on the 0.1255 conversion ratio in the Merger, as described above), for cash in the Cash Alternative (for a total cash payment of $7,788,000). The remaining shares of Tribune/Swab-Fox Common Stock were converted to shares of Company Common Stock. Because Tribune/Swab-Fox was merged with and into the Company and, therefore, the Company, in effect, acquired 3,777,500 shares of Company Common Stock owned by Tribune/Swab-Fox, the effect of the Merger, after considering the number of shares of Tribune/Swab-Fox electing the Cash Alternative, was to reduce the number of shares of Company Common Stock outstanding from 4,894,024 shares immediately prior to the Merger to 3,839,801 shares after the completion of the Merger and the repurchase of shares under the Cash Alternative.

         While, from a legal standpoint, Tribune/Swab-Fox merged with and into the Company, the Merger is accounted for as a down stream merger. Thus, for accounting and financial reporting purposes, the acquisition has been treated as a recapitalization of Tribune/Swab-Fox with Tribune/Swab-Fox as the survivor. Accordingly, the historical financial statements of the Company, as the surviving legal entity, are those historical financial statements of Tribune/Swab-Fox. In connection with the Merger, the Board of Directors of Tribune/Swab-Fox declared a one time dividend of $0.0344 per share ($0.27 per equivalent share of Company Common Stock) which was paid on May 24, 1995, to holders of Tribune/Swab-Fox Common Stock of record on April 5, 1995.


Sale of Distribution Titles

         On August 2, 1995, the Company completed the sale of the Distribution Titles and certain related activities, including the CSN/NAG Expo (a trade show directed to the convenience store industry) owned by its BMT Communications, Inc. subsidiary (now named G.E.M. Communications, Inc., the publisher of IGWB), to Trade Publishing L.L.C., a Delaware limited liability company ("Buyer"), an affiliate of Macfadden Publishing, Inc., a Delaware corporation, pursuant to the terms of that certain Asset Purchase Agreement, dated June 16, 1996, as amended (the "Asset Purchase Agreement"). In such sale, Buyer paid $21,000,000 in cash at closing. An additional $387,000 will be received based on certain working capital adjustments. Reference is made to the Company's current report on Form 8-K, dated August 16, 1995, with respect to events occurring on August 2, 1995, for a complete description of this transaction, as well as certain pro forma financial information.

Stock Repurchases

         In addition to the Company Common Stock effectively repurchased as part of the Cash Alternative in the Merger, the Company has also recently acquired additional shares of Company Common Stock, as follows:

         (i) Pursuant to a letter agreement, dated August 14, 1995, the Company acquired 464,814 shares of Company Common Stock from The Prudential Insurance Company of America, for a purchase price of $11.00 per share or a total of $5,112,954. This sale was closed on August 16, 1995.

         (ii) Pursuant to a Settlement Agreement, dated as of December 12, 1995 (the "Settlement Agreement"), the Company settled certain disputes and other matters arising from that certain Retirement Agreement, dated December 14, 1994 (the "Retirement Agreement"), entered into between Tribune/Swab-Fox and Robert
                  J. Swab ("Swab"), which became the obligation of the Company as a result of the Merger. Under the Retirement Agreement, Swab was indebted to the Company for $300,000, as of December 12, 1995, plus accrued interest. There were 50,200 shares of Company Common Stock pledged as security for such loan. In addition, pursuant to the Retirement Agreement, the Company had a "call" and Swab had a "put" on such 50,200 shares of Company Common Stock, at $8.77 per share and $5.98 per share, respectively. Such "call" and "put" arrangement also applied to an additional 37,650 shares of Company Common Stock owned by Swab, with such "put" and "call" rights accreting to the Company over the next several years. A dispute had arisen concerning the intent of the parties in entering into such "put" and "call" arrangements and, at its meeting held December 12, 1995, the Board of Directors of the Company agreed to settle all disputes and eliminate the "puts" and "calls", which agreement was memorialized in the Settlement Agreement. The Settlement Agreement was closed on January 2, 1996, by the Company purchasing 30,000 shares of Company Common Stock from Swab for $10.50 per share, or $315,000. Swab then repaid in full his loan from the Company, plus accrued interest. All "puts" and "calls" were eliminated thereafter.


Description of Business

         The following information describes the activities of the Company on a line of business or industry segment basis. Information is also provided with respect to the development of the business of each division during 1995. Reference is made to Note 10 to the Financial Statements included in this Form 10-K for summary financial information on each segment of the Company's business. For the year ended December 31, 1993, the Publishing segment contributed 77 percent of the total revenues of the Company with substantially all the remainder for that year being generated by the Information segment. For the year ended December 31, 1994, the Publishing segment contributed 33 percent of total revenues of the Company, with the Information segment contributing 27 percent and the Exposition Services segment generating 37 percent. For the year ended December 31, 1995, the Publishing segment which included the gain on the sale of the trade journals contributed 37 percent of total revenues of the Company, the Information segment contributed 25 percent and the Exposition Services segment contributed 37 percent.


         Publishing

         For 1995, the Company's publishing activities included the Distribution Titles for only the first half of the year. As described above, effective July 1, 1995, the assets and businesses of the Distribution Titles were sold. The discussion in this section shall, therefore, not describe the Distribution Titles and reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the financial impact of the Distribution Titles and their sale in 1995.

         IGWB is managed by G.E.M. Communications, Inc. ("G.E.M."), (formerly BMT Communications, Inc.), and EXPO is managed by Atwood as part of the exposition services division. Therefore, IGWB's activities are discussed in this section and EXPO is included in the discussion of the exposition services division.

         IGWB is a trade journal directed to the legalized gaming industry worldwide and, as such, generates most of its revenues from "business-to-business" advertising directed to the targeted readers of the journal. As part of its business, G.E.M. also owns or operates, either directly or in partnership with others, several trade shows and conferences directed to the gaming industry. G.E.M. also began publishing two gaming related newsletters in 1995 which are subscription supported.

         G.E.M. has enjoyed significant growth in revenues from trade show and publishing activities in 1995. The trade shows/conferences had an increase in revenues in 1995 of $1,095,000 over 1994, with gross profit (revenues minus only direct expenses) from trade shows increasing from $2,501,000 in 1994 to $2,857,000 in 1995. This occurred despite a loss of approximately $150,000 on a new start-up conference in Europe. IGWB, the trade journal, increased its total advertising pages to 531 pages in 1995, as compared to 493 pages in 1994. For the year, IGWB's activities recorded revenues of $8,220,000, as compared with $6,750,000 for 1994.

         The industry served by IGWB supports several competing journals or other print products targeted to the same readers and there are many other trade shows and conferences for the gaming industry. Additionally, the money allocated for "trade" advertising has not grown as fast in recent years because alternative media/marketing techniques have competed effectively for advertising budgets. Because of this, in 1995, G.E.M. began aggressively pursuing an international strategy, increasing both editorial and circulation coverage outside of the United States. It is planned that the added costs from this effort can be recouped in the future from additional advertising revenues.

         The Company's publishing activities were negatively impacted by the steep rise in the costs of newsprint and coated paper prices, the primary raw material used in the Company's publishing activities. These prices firmed and began rising in the second half of 1994, and increased approximately 54 percent in 1995. These increases in newsprint costs together with the 14 percent postage increase effective in 1995, had a significant effect on 1995 earnings for IGWB. Additional smaller increases in such costs are expected in 1996.


         Exposition Services

         The Company's exposition services division consists of the activities conducted through Atwood and Galaxy. Atwood's principal line of business has traditionally consisted of the publication of daily newspapers and related products for the attendees of trade shows and conventions, the management of which contracts with Atwood to provide such services. The vast majority of Atwood's revenues have been generated from advertisers -- who are usually also exhibitors at the trade show or otherwise have a presence there -- who utilize Atwood's services to promote their products and presence before, at and after the show or convention.

         Many trade show managers or other publishers are involved in this kind of publishing activity, but there are rarely more than two or three at any one show and Atwood only publishes when it contracts directly with the owner or manager of the show. This approach to the business allows Atwood to always have the "official" publications at the show or convention.

         After several years of significant growth, Atwood's operating income decreased in 1995 from 1994 (pre-tax income or "operating income" being $483,000 in 1995, including losses referred to below in developing electronic publishing, as compared to $1,073,000 in 1994). While Atwood's revenues increased from $13,200,000 in 1994 to $15,052,000 in 1995, margins were lower in 1995 due in part to the significantly increased newsprint prices described above plus the cost of the added people to support the increased business volume. In addition, Atwood invested significant amounts (approximately $350,000 in pre-tax losses), in developing its electronic publishing capabilities (generally, CD-ROM and internet-based publishing services). It is intended that these and other additional investments will begin to be recouped in 1996 and thereafter as customers are attracted for these new services.

         Over the past several years Atwood has been successful in increasing its revenues and profits from activities other than its core business of daily newspapers for conventions and trade shows. These "non-core" publishing and information service activities which have become a major part of the Atwood business mix include the publication of industry and show directories, show and industry buying guides, publishing services for association magazines, including advertising sales, promotional and marketing services for exhibitors in the trade show context, digital publishing services for trade shows and associations and the publication of EXPO, The Magazine for Exposition Management. EXPO, which is dedicated to serving management of the exposition industry, is the official publication of the International Association for Exposition Management. Atwood generated slightly less than 50% of its 1995 revenue from its traditional show daily publishing activities, and expects that figure to continue to drop as a percentage of 1996 revenue.

         Wayne Atwood, co-founder and, until 1995, President and Chief Operating Officer of Atwood, reduced his activities with the Company in 1995 due to a major illness. Mr. Atwood is now in a part-time position focused on marketing, new products and future direction. At the end of 1995, Laurie Johnson, a 12-year employee of Atwood, became Chief Operating Officer.

         In 1995 Atwood performed publishing, communication and/or promotional services at approximately 145 shows and conventions and provided services to approximately 5,600 exhibitors.

         The Company acquired Galaxy, located in Frederick, Maryland, in March, 1994. Thus, comparative financial information is affected because only ten months of Galaxy's activities are included in 1994 results, and significant accounting changes occurred effective with the acquisition, thus rendering the first two months of Galaxy's pre-acquisition results non-comparable. Galaxy serves the convention and trade show management and corporate exhibitor markets with registration, information and marketing services on a national basis. In the course of providing registration and data management services for trade shows and conventions, Galaxy uses the "Galaxy Expocard" and related technology, which employs the use of the so-called "smart card" technology. Through Expocard, exhibitors and trade show managers gather information on registrants and, through the use of software and other technologies, better manage their results from a trade show or convention, thereby aiding show managers in the marketing of their shows and exhibitors in their sales, marketing and lead management efforts.

         The Company acquired Galaxy with the payment of $1,200,000 in cash at closing for the 30 percent of Galaxy's capital stock owned by the Galaxy Employee Stock Ownership Plan, plus a note for $900,000 to John Laughlin ("Laughlin"), Galaxy's founder and owner of the remaining 70 percent of the outstanding capital stock of Galaxy. In addition, the Company agreed to pay Laughlin a so-called "earnout" based on the net earnings performance of Galaxy over 1994, 1995 and 1996. If the required earnings targets are achieved, up to an additional $2,900,000 could be paid to Laughlin. Also, Laughlin was employed for an initial term of three years as the President and Chief Operating Officer of Galaxy, and he entered into a noncompetition agreement with the Company which provides for the payment of $400,000 to him over four years. In the summer of 1995, the Company determined that it could better utilize Laughlin in connection with National Employment Screening Services ("NESS"), which is described below under "Information Services." Accordingly, it was necessary to restructure the arrangement with Laughlin. Based on the Company's perception that a substantial majority of Laughlin's remaining earn-out would be earned, the Company "guaranteed" the remaining earn-out to Laughlin, other than $400,000, which was allocated to Laughlin's activities for NESS. As a result, Robert Lucke and Edward J. Staley are now the Co-Chief Operating Officers of Galaxy. Messers. Lucke and Staley are long-time employees of Galaxy, with Lucke, a co-founder of Galaxy with Mr. Laughlin, having been employed for 15 years and Staley having been employed for 13 years.

         Galaxy's operating results for 1995 were less than its results for 1994 (taking the accounting adjustments and ten months ownership, as described above, into account). The main reason for this was a significant increase in employees which were added in the first quarter of

1995 to meet the customer service demand from the significant business increases seen in 1994 and 1995. By the end of 1994, it had become obvious that Galaxy could not, without significant additional investments in equipment and people, meet customer expectations at its then substantially increased business level. The Company recognized this and added a significant number of employees to deliver promised levels of customer service, with the result that operating margins were reduced on already contracted business. However, it is believed that the increased level of customer service will allow the Company to gradually increase the value of its services and the prices it receives therefor, and to attract additional business in the future. In the fourth quarter of 1995, Galaxy was able to increase its prices significantly and to improve margins for the shows produced during that period.

        In 1995, Galaxy performed registration services at approximately 190 different shows and events, and provided lead management and related services to approximately 37,000 exhibitors.

         Information Services

         Transportation Information Services, Inc. ("TISI") is the Company's information division. This division provides motor vehicle reports, credit reports, worker compensation information, criminal reports and truck driver employment histories primarily to trucking companies (for pre-employment screening purposes) and the insurance industry (for underwriting purposes). Many of this division's information services are competitive with those provided by other companies, many of which are significantly larger than the Company. Thus, many of such services are effectively commodities with the Company competing primarily with price. However, the Company's truck driver employment history data base is proprietary to the Company.

        In 1994, TISI began a significant new thrust through NESS which was designed to provide pre-employment screening services to other industries by exploiting information resources of TISI and its pre-employment screening experience in the trucking industry. This effort incurred pre-tax losses of $408,000 in 1994 and $1,054,000 in 1995. The Company effected a major restructuring of NESS in the summer of 1995 to significantly reduce its operating losses and to refocus it into industry specific marketing efforts. To this end, Laughlin was moved to NESS, operating out of Galaxy's offices in Frederick, Maryland. Laughlin's function was to expose the NESS pre-employment screening services to trade associations with whom he had developed a relationship during his years with Galaxy. The intent is for such trade associations to ultimately endorse the NESS products for their members, thus aiding the marketing efforts. Laughlin has been successful in getting pre-endorsement assistance from a number of trade associations and NESS intends to exploit these opportunities in 1996. In addition, NESS has continued to market generally. Significant additional losses are expected in 1996, though it is planned that the losses will narrow significantly.

         TISI enjoyed significant growth in its "core business" (meaning, without NESS), with pre-tax income increasing to $4,447,000 as compared to $3,660,000 in 1994 (also before NESS). This increase also comes after pre-tax losses of $790,000 in 1995 for new products and services development/launches in addition to NESS.

         TISI's core information services of selling motor vehicle reports ("MVR's") and employment history information was up in 1995. With regard to MVR processing, margins continue to be pressured by competition unlike that of the employment history database which continued to enjoy healthy margins. Revenue growth can be attributed to not only an increase in the trucking customer base (with which the company has a significant competitive advantage due to the truck driver employment history database being proprietary), but, also the increase in the number of tractor/trailers purchased in late 1994 and early 1995. This increase in equipment led to filling more driver positions which in turn increases the need for pre-employment screening services. This is demonstrated by the increase of approximately $1,000,000 in revenues generated by the employment history file in 1995, as compared with 1994.

         Most of the rest of this division's products showed improvement in 1995. In addition to continued growth in sales from its proprietary data base of truck driver employment histories, gains were registered in this division's smaller, but profitable lines of worker's compensation claims reports and credit histories. The biggest gain came in the area of criminal records checking, which began in 1993. Revenues from this service were $2,469,000 in 1995, as compared to $1,456,000 in revenues in 1994.

Other Assets

         As part of the Merger with Tribune/Swab-Fox, the Company acquired the discontinued business of real estate investments from Tribune/Swab-Fox. As a discontinued operation, the Company continued Tribune/Swab-Fox's effort to liquidate the assets and was successful in generating $487,000 in proceeds from real estate sales from the date of the Merger (May 24, 1995) through March 1, 1996. Subject to a closing on the last significant piece of real estate, which is under option and scheduled for closing in the summer of 1996, the Company has effectively liquidated these real estate assets.

         The Company also acquired from Tribune/Swab-Fox in the Merger certain other assets, including, in particular, 7,161,000 shares of common stock, $.001 par value, of Midwest Energy Companies, Inc. ("MECI"), (a small publicly traded, over the counter symbol "MWE", oil and gas exploration and development company) which represents approximately 6.8% of the outstanding shares of MECI. MECI is indirectly controlled by Mr. Martin Vaughan, a director of the Company.

Seasonal Factors

         The exposition services business is affected by the timing of conventions and trade shows, with most such shows operating in the March-May and September-November time frames. IGWB's results are significantly impacted by the timing of its largest owned trade show, World Gaming Congress, which was held in September in 1994, and in October in 1995, and will again be held in October in 1996.

Employees

         As of March 15, 1996, the Company employed 465 persons on a full-time basis, none of whom is subject to a collective bargaining agreement. Of these, the following were employed in the various segments of the Company's business:

                                                   Number of Full
                                                   Time Employees
                                                   --------------
            General and administrative                    13
            G.E.M.                                        29
            TISI                                         168
            Atwood                                        98
            Galaxy                                       157

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


Item 2.  Properties

         Except as noted, the following description of properties is as of December 31, 1995. The Company leases all of its offices except the main executive and administrative offices of the Company, located at 2407 East Skelly Drive, Tulsa, Oklahoma, totaling approximately 5,400 square feet. The Company also leases approximately 35,000 square feet of space in Tulsa for TISI.

         G.E.M. leases approximately 10,400 square feet in New York City, as well as small offices in Chicago, Illinois, and Las Vegas, Nevada.

         In March, 1995, Atwood began occupying new leased space (18,000 square feet) in Overland Park, Kansas.

         Galaxy leases approximately 26,000 square feet of office and warehouse space from Laughlin pursuant to a lease entered into in connection with the acquisition of Galaxy, as well as 15,000 square feet from an independent lessor.

         The above leases expire at various times from 1996 through 2000, required rental payments of $1,080,000 in 1995 and will require rental payments of $1,037,000 in 1996. See Note 8 to the Financial Statements included in this Form 10-K for more information on the Company's lease obligations.

         The Company believes that its facilities are suitable and adequate for its immediate needs and that additional or substitute space is available if needed to accommodate expansion.

        Additionally, at December 31, 1995, the Company owned 28 acres of undeveloped real estate in Tulsa, Oklahoma, which is subject to an option which expires in June, 1996. In February, 1996, the Company received notice from the option holder whereby such option was exercised, subject to a closing no later than August, 1996. This agreement provides for a purchase price of $24,000 per acre, payable in cash at closing.

        The Company owns a 49.99% interest in an Oklahoma limited liability company known as 1995 Land Company, L.L.C., which owns certain undeveloped real estate in Tulsa, Oklahoma. The Company's partner in this operation has sole management responsibility for these properties and this business.

Item 3.  Legal Proceedings

         Until September 30, 1992, the Company published a daily newspaper, The Tulsa Tribune. The Tulsa Tribune and its personnel, like other newspapers and their reporters, are sued from time to time for articles that were published. Even though The Tulsa Tribune has been discontinued, the Company or its subsidiary, Tulsa Tribune Company ("Tribune"), remains liable for any such actions. The shopper-newspapers formerly published by the Company are also subject to this type of litigation. Typically, the suit is based on libel or defamation and includes a claim for punitive damages. While the Company believes it has substantial and meritorious defenses to each of the actions cited below in which the Company is a named defendant, should any of the various defenses of the Company not be available to it, and if any of the plaintiffs' claims for damages were upheld against the Company, it could have a substantial adverse impact. Tribune and the shopper-newspapers carry publisher's liability insurance covering libel and defamation. In addition, the Company is subject to certain claims for indemnity from World by reason of certain employment discrimination and overtime claims filed after September 30, 1992, but which relate in part to the time World and Tribune jointly employed the plaintiffs through Newspaper Printing Corporation ("NPC") (pursuant to a Joint Operating Agreement, which was terminated on September 30, 1992, World and Tribune employed NPC as their joint agent to conduct their various publishing activities). The final two payments due from World, totaling $900,000, are escrowed pending resolution of certain claims for indemnity from World.

         The following material cases were pending against the Company (or relate to the Company's indemnity obligation to World) as of March 15, 1996:

         1.  Robert E. Cotner v. The Tulsa Tribune, Steve Ward and Newspaper
             ---------------------------------------------------------------
Printing Corporation; Case No. CT 81-531; District Court of Tulsa County,
--------------------
Oklahoma. This is a
defamation action in which Cotner seeks damages of $50,000 against Steve Ward, $300,000 from The Tulsa Tribune, and $300,000 from NPC. The action was filed June 22, 1981. Cotner obtained service on Ward, but his service on an agent of NPC, which was intended to be service on Tribune, was quashed on motion by Tribune. Ward's motion for summary judgment was granted and Cotner appealed that ruling, which was affirmed by the Oklahoma Court of Appeals, and the Oklahoma Supreme Court. Cotner has obtained service of process on Tribune and, arguably, NPC, on whose behalf a claim has been made that the actions are barred by the statute of limitations. In September, 1992, the Company moved the Court to dismiss for failure to prosecute. Cotner responded and the Court has not ruled on the motion.

         If the action is not deemed barred by the statute of limitations, the case could result in substantial legal fees and costs, but legal counsel considers the possibility of Cotner recovering damages in excess of $100,000 to be remote.

         2. Tulsa World Litigation. Pursuant to the terms of the Amendment and Termination Agreement of July 31, 1992 (the "Termination Agreement"), which terminated the joint operating arrangement ("JOA") between World, Tribune and NPC, Tribune may be responsible for indemnification with respect to a portion of any liability established for conduct occurring prior to the termination date of the JOA -- September 30, 1992. The following cases relate to claimed indemnity from World under the Termination Agreement (The Company has been informed that all of these cases have been settled, but no formal claim for indemnity has been made as of March 15, 1996):

         A.  Brenda George, Juli L. Andersen, Nancy Hill, Ira Jean Love, Anna L.
             -------------------------------------------------------------------
Devers, Shantel Johnson and Niesha Byers v. World  Publishing Company and
-------------------------------------------------------------------------
Newspaper Printing Corporation; United States District Court for the Northern
------------------------------
District of Oklahoma; Case No. 93-C-755-E.

         This action was filed on August 23, 1993. The original complaint asserted claims of race discrimination under 42 U.S.C. ss. 1981 and sought actual damages of $500,000 and punitive damages of $500,000 for each Plaintiff. On September 3, 1993, an Amended Complaint was filed which added Ebony Nash, Connie Williams, and Kia Taylor as Plaintiffs. On March 1, 1994, a Second Amended complaint was filed, pursuant to the Court's order, which provided a more definite statement of the factual allegations underlying each of the Plaintiffs' claims. On July 27, 1994, this case was consolidated with the next case described below (Anna L. Devers v. World Publishing Company). The Company
                      -------------------------------------------
has been informed by the attorneys for Tulsa World that the claims of four of the Plaintiffs were tried to a jury and that the jury returned a verdict in the total amount of $205,000 in favor of the Plaintiffs. (The claims of the other six plaintiffs were to be tried at a later date.) The Company has also been informed by the attorneys for the Tulsa World that no final judgment was entered on the jury's verdict. Finally, the attorneys for the Tulsa World have informed the Company that a settlement conference was held, that the claims of all ten Plaintiffs have now been settled, and that the terms of the settlement are confidential.

         B.  Anna L. Devers v. World Publishing Company;  United States District
             ------------------------------------------
Court for the Northern District of Oklahoma; Case No. 94-C-84-K

         This action was filed on January 31, 1994. The original Complaint asserted a claim of race discrimination under Title VII, U.S.C. ss. 2000e, et seq. and sought actual and punitive damages in the amount of $500,000. On March 9, 1994, Plaintiff filed an Amended Complaint which clarified the factual allegations underlying her Title VII claim. On July 27, 1994, this case was consolidated with the previous case (Brenda George, et al. v. World Publishing
                                     -----------------------------------------
Company, et al.). For disposition of this case, see the preceding case.
---------------
         C.  Dale Reed v. Tulsa World Publishing Company and Newspaper  Printing
             -------------------------------------------------------------------
Corporation; United States District Court for the Northern District of Oklahoma; Case No. 94-C-61-K.

         This action was originally filed in State Court on December 16, 1993. In the original petition, the Plaintiff asserted three claims: (1) a claim of race discrimination under Title VII, 42 U.S.C. ss. 2000e et seq.; (2) a state law, tort claim for violation of Oklahoma public policy; and (3) a state law, tort claim for intentional infliction of emotional distress. Pursuant to Oklahoma law, the amount of actual damages sought on each claim was stated as being in excess of $10,000. Likewise, the amount of punitive damages sought was stated as being in excess of $10,000. On January 20, 1994, the action was removed to Federal Court on the basis of federal question jurisdiction. On January 24, 1994, the Defendants filed their Answer and Counterclaims. In the counterclaims, the Defendants asserted a claim for breach of contract, a claim for abuse of process, and a claim for malicious prosecution. These counterclaims were based on an earlier settlement agreement with the Plaintiff arising out of a charge of discrimination that he had filed with the Oklahoma Human Rights Commission. On February 22, 1994, Plaintiff moved to dismiss Defendants' claims for breach of contract and malicious prosecution. Also on February 22, 1994, Plaintiff moved for partial summary judgment on Defendants' abuse of process claim. On June 20, 1994, the Defendants moved to dismiss their malicious prosecution claim without prejudice and the Court granted said motion on July 8, 1994. On July 12, 1994, Plaintiff was granted leave to amend and/or supplement his complaint to add a separate claim for discrimination under 42 U.S.C. ss. 1981. On July 20, 1994, the Court denied Plaintiff's motion to dismiss Defendants' breach of contract claim and Plaintiff's motion for partial summary judgment on Defendants' abuse of process claim. The end result of the foregoing is that Plaintiff retained four claims against the Defendants: (1) a claim of race discrimination under Title VII, 42 U.S.C ss. 2000e et seq.; (2) a state law, tort claim for violation of Oklahoma public policy; (3) a state law, tort claim for intentional infliction of emotional distress; and (4) a claim of race discrimination under 42 U.S.C ss. 1981. The Defendants had two remaining counterclaims against the Plaintiff: (1) a claim for breach of contract; and (2) a claim for abuse of process. The Company has been informed by the attorneys for the Tulsa World that this matter was submitted to alternate dispute resolution and that Plaintiff was awarded $15,000 on his claims, while the Defendants were awarded $1.00 on the counterclaims

         D. Paula R. Boyes, Elaine P. Bynum, Bettie Sorenson, Perta G. Spessard
         ----------------------------------------------------------------------
and Christopher J. Vokoun v. World Publishing Company; United States District
-----------------------------------------------------
Court for the Northern District of Oklahoma; Case No. 94-C-258-K.

         This action was originally filed in State Court on February 17, 1994. In the original Petition, each of the Plaintiffs asserted two claims: (1) a claim for unpaid overtime and liquidated damages under the Fair Labor Standards Act, 19 U.S.C. ss. 201 et seq. (the "FLSA"); and (2) a claim for liquidated damages in the amount of 2% of the unpaid wages under Oklahoma statute, 40 O.S. 1991, ss. 165.3(A). The amount of damages originally claimed for each Plaintiff was as follows: (1) Boyes -- $45,507 for unpaid overtime under the FLSA, $45,507 as liquidated damages under the FLSA, and 2% of $45,507 under the Oklahoma statute; (2) Bynum -- $54,876 for unpaid overtime under the FLSA, $54,876 as liquidated damages under the FLSA, and 2% of $54,876 under the Oklahoma statute;
(3) Sorenson -- $43,586 for unpaid overtime under the FLSA, $43,586 as liquidated damages under the FLSA, and 2% of $43,586 under the Oklahoma statute;
(4) Spessard -- undetermined; and (5) Vokoun -- $21,885 for unpaid overtime under the FLSA, $21,885 as liquidated damages under the FLSA, and 2% of $21,885 under the Oklahoma statute. On March 17, 1994, the action was removed to Federal Court on the basis of federal question jurisdiction. On April 28, 1994, Plaintiffs filed a First Amended Complaint which clarified the wage rates and damages for each of the Plaintiffs. The Company has been informed by the attorneys for the Tulsa World that the claims of the Plaintiffs were settled and the terms of the settlement are confidential.

         3. The Company is subject to several audits by the Internal Revenue Service, including an audit of the manner in which income from the JOA was treated for tax purposes. In connection with this latter audit, the Company has filed a protest with respect to the accrued amounts. See Note 8 to the Consolidated Financial Statements included in this Form 10-K for a further discussion of these tax audits.

         4. The Company is also a named defendant in other lawsuits and is a party in governmental proceedings from time to time in the ordinary course of business. While the outcome of such other lawsuits or proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1995.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company Common Stock became publicly held as a result of the Company's initial public offering effective June 15, 1989. Most of the Company's shares are held of record in "nominee" or "street" names. As of March 15, 1996, there were approximately 250 holders of record of Company Common Stock.

         The following table sets forth the high and low sales prices of the Company Common Stock for each quarter of 1995 and 1994, as reported by the American Stock Exchange on which such stock is traded:

                                      High Sales Price       Low Sales Price
                                      ----------------       ---------------
          1994
             1st Quarter                   5                       4-1/8
             2nd Quarter                   5                       4-3/8
             3rd Quarter                   6                       4-1/2
             4th Quarter                   6-1/4                   5-3/8

          1995
             1st Quarter                   8                       5-3/4
             2nd Quarter                   9-1/8                   7-1/4
             3rd Quarter                  12-1/8                   8-7/8
             4th Quarter                  13-1/2                  10-5/8


         Since inception, the Company has not paid any cash or other dividends on Company Common Stock. The Company, however, will reevaluate from time to time its dividend payment policy based on its judgment as to the best interests of the Company and its stockholders. The determination of the amount of future cash dividends, if any, to be declared and paid will, however, depend upon, among other things, the Company's financial condition, funds received from operations, the level of its capital expenditures and its future business prospects. The Company's current policy of not paying dividends is based on belief of the Company's Board of Directors that, at this time, reinvestment of the Company's earnings into its businesses to foster future growth is in the best interest of the Company's stockholders.

         Tribune/Swab-Fox's Board of Directors declared a one-time dividend of $0.0344 per share ($0.27 per equivalent share of Company Common Stock) in connection with the Merger, which was paid on May 24, 1995.

Item 6.  Selected Financial Data

        The following table sets forth certain selected financial data for the Company. It should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein. Refer to Item 1. Description of Business --Merger with Tribune/Swab-Fox.

                                                                                     Year Ended December 31,(1)
                                                                   --------------------------------------------------------------
                                                                   1995          1994           1993           1992          1991
                                                                   ----          ----           ----           ----          ----
Operating Data:                                                                 (In thousands, except per share data)
  Continuing operations (2)
  Revenues ...............................................       $72,078        $56,919        $58,980        $95,233       $94,443
  Operating costs ........................................        51,506         46,931         65,019         85,954        87,958
  Depreciation and amortization ..........................         3,601          3,118          3,779          7,378         4,891
Operating income (loss) before interest,
  unusual gain, and income taxes .........................        16,971          6,870         (9,818)         1,974         1,661
Interest .................................................           859            736          1,921          2,692         3,221
Unusual gain .............................................            --             --             --         24,412            --
Income (loss) from continuing operations .................        15,788          2,564         (5,713)         9,142        (1,033)

Net income (loss) ........................................        15,825           (252)       (11,073)         8,352        (1,569)

Earnings (loss) per share of common stock:
  Continuing operations ..................................          4.19            .65          (1.54)          2.17          (.27)

  Net income (loss) ......................................          4.20           (.10)         (2.95)          1.98           (40)

Weighted average number of common and common
  equivalent shares outstanding ..........................         3,766          3,733          3,801          4,208         3,885
Dividends per common share ...............................           .27             --             --             --            --

Summary Balance Sheet Data
  (at period end):
Total assets .............................................        53,444         53,581         60,059         88,102        78,760
Total liabilities other than long- term debt .............        16,429         24,821         24,336         33,221        26,104
Long-term debt, net of current installments ..............         4,529          4,905          9,273         16,593        22,421
Stockholders' equity .....................................        32,486         23,855         26,450         38,288        30,235

(1) The Company was a party to several events/transactions which affect the comparability of the historical information presented above. Effective July 1, 1995, the Company sold three trade journals and the assets related thereto of BMT Communications, Inc. ("BMT"). On April 30, 1994, the Company sold the assets of Shopper's Guide, Inc., (the "New Jersey Shopper") one of the Company's shopper-newspaper operations. Effective March 1, 1994, the Company acquired the stock of Galaxy. During the third quarter of 1993, the Company's Board of Directors made the decision to offer for sale its shopper-newspaper operations. On November 1, 1993, the Company sold the operating assets of Marks-Roiland Communications, Inc. (the "New York Shopper"), its other shopper-newspaper operation. On September 30, 1992, the Company ceased publishing The Tulsa Tribune as a result of the termination of a joint operating agreement. See the Company's Notes to Financial Statements included in this Annual Report on Form 10-K for additional information on these transactions/events.

(2) Restated to reflect real estate as a discontinued operation as of November 30, 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         As noted under Item 1. Description of Business -- Merger with Tribune/Swab-Fox, though the Company was the surviving legal entity in the Merger, because Tribune/Swab-Fox owned 78% of the Company Common Stock prior to the Merger, the transaction is accounted for as a recapitalization of Tribune/Swab-Fox with Tribune/Swab-Fox as the survivor (i.e., a downstream merger). Thus, for accounting and financial reporting purposes, Tribune/Swab-Fox is the acquiring entity even though, from a legal or structural standpoint, the Company is the acquiring and surviving entity. Accordingly, the historical financial statements of the Company, as the surviving legal entity, are those historical financial statements of Tribune/Swab-Fox. Thus, the comparison of results of operations and the financial condition of the Company are based on the historical financial statements of Tribune/Swab-Fox prior to the Merger. Therefore, results of operations include activities previously conducted by Tribune/Swab-Fox separate from those conducted by the Company, such as real estate management and investment.


Year Ended December 31, 1995, Versus Year Ended December 31, 1994

         Operations for the year ended December 31, 1995, have three major variations from the same period ended December 31, 1994. First, the Merger of the Company and Tribune/Swab-Fox was completed in May, 1995, which is treated as a downstream merger for accounting, tax and financial reporting purposes. Accordingly, the Company was able to utilize substantially all of the income tax net operating loss carryforward which Tribune/Swab-Fox had prior to the Merger, and this significantly reduced the 1995 income tax provision. Second, the sale of three G.E.M. Communications, Inc. ("G.E.M.") (formerly BMT Publications, Inc.) trade journals in August, 1995, effective July 1, 1995, resulted in a pre-tax gain of $11,739,000 and the publishing segment for the last half of 1995 only included the International Gaming and Wagering Business trade journal and the related conference and trade show, World Gaming Congress. Third, operations of Galaxy Registration, Inc., acquired effective March 1, 1994, are included in exposition services for twelve months in 1995 as compared with only ten months in 1994.

         Revenues of $72,078,000 for 1995 were $15,159,000 higher than for 1994.
The major revenue increase is the $11,739,000 pre-tax gain on the sale of the three G.E.M. trade journals. Exposition services revenue increased $5,534,000 in 1995, consisting of significant growth during the year and 1995 including two more months of Galaxy's operations. Publishing revenues decreased $5,174,000 in 1995 mainly as a result of the sale of the three trade journals, effective June 30, 1995. Thus the last half of 1995, as compared with 1994, included revenue from only one trade journal. An increase in advertising pages and two new executive seminars (one in Europe) in 1995 partially offset the decrease from the trade journals sold. Revenue from the World Gaming Congress increased approximately $1,000,000 in 1995. Information services revenue increased $2,859,000 in 1995 as compared with 1994 with a majority of the increase relating to an increase in the volume of employment histories and criminal records sold. Long distance telephone resale revenue was approximately $725,000 lower in 1995 as a result of the Company exiting this business during the latter part of the first quarter of 1994 due to competitive and regulatory considerations.

         Interest income related to the contract receivable from the World Publishing Company is approximately $400,000 lower in 1995 because of continued payments received on the contract receivable, although interest income on cash received from the sale of the trade journals substantially offsets this reduction.

         Operating costs were $4,596,000 higher in 1995, as compared with 1994. Publishing costs and expenses were $2,228,000 lower in 1995, as compared with 1994. The decrease is related to the three trade journals sold in 1995 partially offset by the costs related to the European executive seminar, the costs related to the increase in advertising pages, a significant increase in the cost of paper and a postal rate increase. In addition, direct costs related to the World Gaming Congress increased as a result of continued expansion of this trade show in 1995. Exposition services costs and expenses were $4,401,000 higher in 1995, as compared with 1994. Printing costs for the convention publishing business increased $1,025,000 in 1995 related to the higher cost of paper and an increase in the number of conventions, directories and services provided. In 1995, both Galaxy and Atwood had an increase in their number of personnel (approximately $2,000,000 increase in combined personnel costs) in order to continue to provide high quality service to their customers and to handle the increase in the number of trade shows. Also, Galaxy was included in twelve months operations in 1995 versus ten months in 1994. Information services costs and expenses were $2,423,000 higher for 1995, as compared with 1994. The increases in costs are related primarily to the new employment screening service of approximately $700,000, the increase in criminal record volume of approximately $430,000, and additional personnel related to higher volumes and new product development costs. Netted against these increases is a decrease of approximately $500,000 in 1995, related to long distance telephone resale costs because of exiting this business in the latter part of the first quarter of 1994.

         General and administrative expenses were approximately the same in 1995 as in 1994. The reduction in expenses from the publishing division during the last half of 1995, and the reduction of expenses resulting from the Merger, as compared with 1994, were generally offset by Galaxy's general and administrative expenses for the twelve months in 1995, as compared with ten months in 1994, and the accrual for potential costs under the indemnity provisions of the Termination Agreement between the Company, Tulsa World Corporation ("World") and Newspaper Printing Corporation ("NPC") as related to settlement of lawsuits against World and NPC.

         Interest expense increased $123,000 for 1995, as compared with 1994, resulting from average interest rates on variable rate debt being 2 1/2% higher (an approximate 35% increase in rate) during 1995, partially reduced by principal payments on debt during the past year. Another factor is that, in late May, 1995, the Company borrowed $2,000,000 under its bank lines of credit in connection with the Merger and the related acquisition of equivalent shares for cash, which borrowings were repaid in early August, 1995.

         Depreciation and amortization increased $483,000 for 1995, as compared with 1994, substantially all related to the depreciable assets of Galaxy, both the number of months Galaxy was included in each year and depreciation related to Galaxy's 1994 and 1995 capital expenditures (which have a short depreciable life) needed to handle Galaxy's growth in 1994 and 1995.

         Provision for income taxes as a percent of income before income taxes is lower than the statutory federal income tax rate mainly because of the reduction in the valuation reserve related to net operating loss carryforward and higher tax basis in the trade journals sold reduced by goodwill amortization related to acquisitions not being deductible for income tax purposes and state income taxes.


Year Ended December 31, 1994, Versus Year Ended December 31, 1993

        Operations for the year ended December 31, 1994, have four major variations from the same period ended December 31, 1993. First, the 1994 period did not include any shopper-newspaper operations because these operations were sold during the past year. Second, Galaxy, which is a provider of registration and information services to the exposition industry, was acquired effective March 1, 1994, and its operations are included for the ten months ended December 31, 1994, in exposition services along with the operations of Atwood. Third, indebtedness was reduced by over $16,000,000 during the past eighteen months. Fourth, during the third quarter of 1993, a $9,224,000 loss on assets held for sale was recognized related to the intended disposition of the shopper-newspapers. In addition, the real estate segment is a discontinued operation as of December 31, 1994, and the financials have been restated to recognize this discontinued operation.

         Revenues of $56,919,000 for 1994 were $2,061,000 lower than for 1993.
The revenue decrease consisted of $26,212,000 which related to the shopper-newspapers. Partially offsetting this decrease is the revenue increase in 1994 of $2,571,000 in the convention publishing component of the exposition services (which is Atwood's activities) plus Galaxy's revenues of $8,003,000 from March 1, 1994. Convention publishing revenue increased as a result of additional conventions, including specialty publications, and higher revenues from a trade journal which published more issues in 1994. Convention publishing revenues for 1993 were reclassified from publishing to exposition services. Publishing revenues for 1994, disregarding the shopper-newspapers, were $2,148,000 higher than the prior year. An increase in advertising pages in International Gaming and Wagering Business and Convenience Store News in 1994 and an increase in revenue from the World Gaming Congress trade show sponsored by IGWB, which is attributable to an increase in both the number of exhibitors and attendees, represent the major increases. The information services revenue increase of $592,000 for 1994 consists mainly of an increase in employment histories revenue, resulting from both higher volume and an increase in the price of employment histories, a new product introduced in 1993 (criminal records), and an increase in motor vehicle report revenues, offset by a $2,613,000 decrease in 1994 in long distance telephone resale revenue, resulting from the Company's termination of this business during the first quarter of 1994 due to competitive and regulatory considerations. In terminating this business, the Company maintained an override interest and the ability to continue marketing services of the purchaser. Gain (loss) on sale of assets in 1994 was mainly gains from the sale of the remaining venture investments whereas the 1993 loss on sale of assets represented the reduction from book value to estimated net value of the shopper-newspaper assets which were being held for sale and were subsequently sold in November, 1993, and May, 1994, with no additional loss. No loss was recognized on the assets of the three trade journals held for sale at December 31, 1994, as the Company believed that the net value of the trade journals was greater than the net book value.

         Other income for 1994 and 1993 is substantially all interest income related to the contract receivable from World and covenant-not-to-compete income related to the New York Shopper sale in November 1993.

         Operating costs were $14,589,000 lower in 1994, as compared with 1993. Publishing costs and expenses were $19,579,000 lower for 1994, as compared with 1993, which included the decrease in costs related to the shopper-newspapers of $21,600,000. The increase in 1994 related to the growth of the World Gaming Congress conference and trade show partially offsets the shopper-newspapers decrease. Trade journal costs increased in 1994 related to the increase in pages as compared with 1993. Exposition services costs and expenses consist of Atwood for 1994 and 1993 and Galaxy for ten months in 1994. The increase of $5,506,000 for 1994, includes increases of $1,557,000 related to the convention publishing business as noted above and Galaxy's 1994 operating costs for the ten months of $3,949,000. Information services costs and expenses were $516,000 lower for 1994, as compared with 1993. The increase in costs related to the criminal records product introduced in 1993 and higher volumes, including additional personnel and related costs, was more than offset by the decrease of $2,394,000 in 1994, related to long distance telephone resale costs because of the termination of this business in early 1994.

         General and administrative expenses were $3,499,000 lower for 1994, as compared with 1993. The decrease in 1994 related to the shopper-newspapers was $5,422,000. Galaxy's general and administrative expenses of $2,700,000 in 1994 and increases in each of the other divisions related to continued growth, mainly personnel costs, partially offset the decrease from the shopper-newspapers. In addition, retirement and deferred compensation expense of approximately $1,800,000 was included in 1993, attributable to the retirement of the then chief executive officer of the Company.

         Interest expense decreased $1,185,000 for 1994, as compared with 1993, which is related to the payoff of the 10.32% Senior Notes in November 1993, and other principal payments on debt and reductions in deferred contract liabilities during the past year. The interest rate increase on current outstanding debt reduced the amount interest expense declined in 1994 from debt reductions.

         Depreciation and amortization decreased $661,000 in 1994, as compared with 1993, substantially all related to the disposition of the depreciable and amortizable assets of the shopper-newspapers. Galaxy's depreciation and amortization of $823,000 is included for ten months in 1994 and partially offset the decrease from the shopper-newspapers.

         Provision for income taxes as a percent of income before income taxes is higher than the statutory federal income tax rate because goodwill amortization related to acquisitions is not deductible for income tax purposes.

Year Ended December 31, 1993, Compared to Year Ended December 31, 1992.

         Revenues for 1993 decreased $27,058,000 from 1992. $19,900,000 of the decrease was newspaper publishing revenues for 1992 through September 30, 1992, when The Tulsa Tribune ceased publication after the agreement with World which terminated their joint operating arrangement. Revenues from the shopper-newspapers were $11,500,000 lower in 1993 as compared with 1992. Revenues for the fourth quarter of 1992 from shopper-newspapers were $9,500,000, whereas no fourth quarter revenue was recognized from shopper-newspapers in 1993 due to the operations being held for sale. The New Jersey Shopper revenues were $2,000,000 lower during 1993 as compared with 1992 mainly because of the effect on operations of moving to a new location in early 1993 which resulted in the commercial printing operations being shut-down for approximately one month. The other major reason for lower revenue from the New Jersey Shopper in 1993 was lower volume and prices in the preprint insert business caused by the competitive environment. An $800,000 increase in revenue from conferences sponsored by IGWB, was a result of an increase in existing conference exhibitors and attendees and a new conference. Revenues from exposition services convention/trade show publishing increased approximately $1,500,000, most of which was attributable to continued growth of this operation, including a $300,000 increase from a small trade publication acquired in mid-1992. Information services revenues increased $1,800,000 in 1993 as compared with 1992, consisting mainly of revenue from a new product, criminal records reports, of $640,000; higher revenue from employment history information of $700,000, a result of both higher volume and an increase in price; and an increase in revenue from motor vehicle reports of approximately $300,000, as a result of higher volume, and a new service, "MVR Express," which provides a motor vehicle report faster for a premium price.

         Interest and other income decreased in 1993 primarily because the $730,000 increase in interest income attributable to the contract receivable from World that was a part of the termination of a Joint Operating Agreement did not offset the decrease from 1992 since other income in 1992 included a $950,000 lawsuit settlement from MCI. As a result of the decision to sell the shopper-newspapers, the Company recognized a loss of $9,224,000 to reduce the assets of these operations to net realizable value which is substantially all of the gain
(loss) on sale of assets in 1993.

         Operating costs and general and administrative expenses were $20,935,000 lower in 1993 as compared with 1992. Newspaper publishing costs were $15,000,000 lower in 1993 (the costs incurred in the nine months of the operation of The Tulsa Tribune in 1992), and shopper-newspaper costs were $10,500,000 lower in 1993, a result of only nine months' costs being included in 1993. Exposition services convention/trade show publishing costs and expenses increased $1,300,000 in 1993 as a result of continued growth of this operation. Information services costs and expenses increased $1,250,000 consisting of the direct cost of criminal record reports, which is a new product, and an increase in personnel costs due to an increase in the number of employees for new products and growth in existing products. General and administrative expenses in 1993 include approximately $1,800,000 for retirement expenses related to the resignation of the former chairman and chief executive officer of the Company.

         Interest expense decreased $771,000 in 1993, essentially all attributable to a reduction in debt of $11,750,000 as a result of scheduled debt payments and the early payoff of the 10.32% Senior Notes in November 1993. This payoff was required by the holder of the 10.32% Senior Notes in connection with the sale of the assets of the New York Shopper. The early termination penalty required by the 10.32% Senior Notes was reduced through negotiations with the holder of the 10.32% Senior Notes and is reported as an extraordinary loss in the financial statements. Interest on other debt increased slightly related to renegotiation of certain debt.

         Depreciation and amortization decreased $3,599,000 in 1993 primarily because of the sale of the newspaper publishing assets at September 30, 1992, the reduction in shopper-newspaper assets to net realizable value at September 30, 1993, and higher depreciation and amortization of approximately $2,400,000 in 1992 related to a change in estimated lives used to depreciate and amortize certain assets.

         Adoption of the accounting for income taxes as required by Financial Accounting Standards Statement No. 109 did not have a material effect on the Company's financial position or results of operations.

Liquidity and Capital Resources

         The Company's available cash reserves, lines of credit and cash flow have been sufficient to service debt, provide working capital and finance necessary capital expenditures in the ordinary course of operations. As a result of the sale of the three trade journals, the Company's current assets exceed its current liabilities by approximately $15,000,000 as of December 31, 1995. At December 31, 1995, the Company had $14,380,000 in cash or cash equivalents and long-term debt (excluding current portion) of approximately $4,500,000. The Company also has bank lines of credit of $3,750,000 as of March 15, 1996. No amounts were outstanding under such lines of credit at December 31, 1995, or at March 15, 1996.

         The Company anticipates that capital expenditures in 1996 will be approximately $2,500,000, excluding any acquisitions. Other than the Company's information division, the primary capital expenditures will be for computers, software, furniture and office equipment and to acquire additional "reader boxes" at Galaxy. The Company's information division continues to offer its customers in the trucking industry credits for providing employment information to be utilized in its data base, which credits can be used against charges for future services from such division. All of the credits earned are considered capital expenditures for the acquisition of such data. The Company anticipates positive cash flow from operations in 1996, even after the anticipated capital expenditures for 1996. Thus, with the Company's available cash reserves, cash flow and the lines of credit (which are anticipated to be renegotiated in 1996 at a level yet to be determined and requiring negotiations with the lender), the Company does not anticipate a need for capital during 1996 except for possible, and as yet unidentified, acquisitions. The Company has announced its intention to vigorously pursue an acquisition strategy and, if large enough acquisitions are made, additional capital may be required. The Company would anticipate obtaining such additional capital on a transaction basis predicated on any particular acquisition requiring such additional capital. Sources of financing for such acquisitions may include private or public placements of debt or common stock or other equity securities of the Company. The utilization of equity securities of the Company may have the effect of diluting or reducing the market price for Company common stock. Failure to acquire such additional capital would mean that the affected acquisition would not be made.

Inflation

        Except for the costs of newsprint, the Company anticipates the effect of inflation on its operations during 1996 will be primarily limited to the effects which general inflation will have on costs in most areas in which the Company operates. The price of paper used in the Company's publishing segment is expected to increase in price more than inflation during 1996, but less than the 55% increase in 1995.


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

                                   PART III

         Items 10, 11, 12 and 13 are incorporated by reference to the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, which will be filed no later than April 29, 1996.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)1.    Financial Statements

                  The Consolidated Financial Statements listed in the accompanying Index to Financial Statements are filed as a part of this Form 10-K.

            2.    Financial Statement Schedules

                  The Financial Statement Schedules are not submitted as the required information is immaterial, inapplicable or is included in the financial statements or notes thereto filed as a part of this Form 10-K.

            3.    Exhibits and Reports on Form 8-K

         The following exhibits are included as a part of or incorporated by reference into this Form 10-K:

         Exhibit Number

         2.1 Agreement and Plan of Merger, dated January 25, 1995, between the Company and Tribune/Swab-Fox and Amendment No. 1 to Agreement and Plan of Merger, dated March 3, 1995, between the Company and Tribune/Swab-Fox (incorporated by reference to Appendix A to the Joint Proxy Statement and Prospectus forming a part of the Company's Registration Statement on Form S-4, No. 33-57587).

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

         10.6 Retirement Agreement, dated December 14, 1994, by and among Robert J. Swab, the Company and Tribune/Swab-Fox (incorporated by reference to Exhibit 10.19 of Tribune/Swab-Fox's Annual Report on Form 10-K for the year ended December 31, 1994).

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

         10.9 Revolving Credit Loan Agreement, dated as of July 14, 1993, between Transportation Information Services, Inc., and BancFirst, together with exhibits, including forms of various closing documents executed in connection therewith (incorporated by reference to Exhibit 10.25 to the Company's report on Form 10-Q for the quarter ended September 30, 1993).

         10.10 Second Amendment to Revolving Credit Loan Agreement, effective as of June 30, 1994, between Transportation Information Services, Inc., and BancFirst (incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended September 30, 1994).

         10.11* T/SF Communications Corporation 1994 Incentive Stock Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated May 23,
                  1994).

         10.12* T/SF Communications Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement).

         10.13* T/SF Communications Corporation Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2 to the S-1 Registration Statement).

         10.14 Restated Revolving Credit Loan Agreement, dated as of June 30, 1995, between the Company and BancFirst (incorporated by reference to Exhibit 10.2 to the Company report on Form 10-Q for the quarter ended June 30, 1995).

         10.15 Third Amendment to Revolving Credit Loan Agreement, dated as of June 30, 1995, between Transportation Information Services, Inc. and BancFirst (incorporated by reference to Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended June 30, 1995).

         10.16 Revolving Credit Loan Agreement, dated as of May 25, 1995, between Tulsa Tribune Company and BancFirst (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 1995).

         10.17 Modification of Employment Agreement, dated July 24, 1995, between the Company, Galaxy and John Laughlin, together with supplemental letter agreement, dated December 20, 1995 (filed herewith).

         10.18 Settlement Agreement, dated and effective December 12, 1995, closed January 2, 1996, between the Company and Robert J. Swab (filed herewith).

         10.19 Operating Agreement for 1995 Land Company, L.L.C., dated December 20, 1994, by and among John C. Bumgarner, Jr., and Tribune/Swab-Fox (incorporated by reference to Exhibit 10.20 of Tribune/Swab-Fox's Annual Report on Form 10-K for the year ended December 31, 1994).

         10.20 Asset Purchase Agreement, dated June 16, 1995, between BMT Communications, Inc., and Trade Publishing L.L.C., (incorporated by reference to Exhibit 10.4 to the Company's report on Form 10-Q for the quarter ended June 30, 1995).

         10.21 Memorandum of Closing and Amendment to Agreement, dated August 2, 1995, between BMT Communications, Inc. and Trade Publishing L.L.C.(incorporated by reference to Exhibit 10.5 to the Company's report on Form 10-Q for the quarter ended June 30,
                  1995).

         10.22 Letter Agreement, dated August 14, 1995, by and between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 2.3 to the Company's report on Form 8-K dated August 2, 1995).

         11. Computations of earnings per share for the years ended December 31, 1995, 1994 and 1993 (filed herewith).

         21.      Subsidiaries of the Company (filed herewith).

         27.      Financial Data Schedule (filed herewith).

         --------------

               *  Management contract or compensatory plan or arrangement.

         (b)      Reports on Form 8-K.

                  During the quarter ended December 31, 1995, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    T/SF COMMUNICATIONS CORPORATION

  Date:  March 18, 1996

                                     By:     /s/ Howard G. Barnett, Jr.
                                           -------------------------------------
                                           Howard G. Barnett, Jr., Chairman,
                                           Chief Executive Officer and President

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

              Signature                                         Title                                   Date
              ---------                                         -----                                   ----

By:    /s/ Howard G. Barnett, Jr.             Chairman, Chief Executive Officer, President          March 18, 1996
      ---------------------------                           and Director
         Howard G. Barnett, Jr.

By:       /s/ J. Gary Mourton                Senior Vice President, Chief Financial Officer         March 18, 1996
         --------------------                         and Chief Accounting Officer
            J. Gary Mourton

By:       /s/ Mark A. Leavitt                                 Director                              March 18, 1996
         --------------------
            Mark A. Leavitt

By:        /s/ Martin F. Beck                                 Director                              March 18, 1996
          ------------------
            Martin F. Beck

By:      /s/ William N. Griggs                                Director                              March 18, 1996
        ----------------------
           William N. Griggs

By:      /s/ David Lloyd Jones                                Director                              March 18, 1996
        ----------------------
           David Lloyd Jones

By:     /s/ Robert E. Craine, Jr.                 Executive Vice President and Director             March 18, 1996
       --------------------------
          Robert E. Craine, Jr.

By:         /s/ Jenk Jones Jr.                                  Director                            March 18, 1996
           ------------------
             Jenk Jones Jr.

By:       /s/ Martin A. Vaughan                                 Director                            March 18, 1996
         ---------------------
           Martin A. Vaughan

By:       /s/ Robert J. Swab                                    Director                            March 18, 1996
         ------------------
           Robert J. Swab

                        T/SF COMMUNICATIONS CORPORATION

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


                                                                        Page
                                                                        ----

  Report of Independent Public Accountants ............................ F-2

  Consolidated Balance Sheets as of
        December 31, 1995 and 1994 .................................... F-3

  Consolidated Statements of Operations for the
        years ended December 31, 1995, 1994 and 1993 .................. F-5

  Consolidated Statements of Changes in Stockholders' Equity
        for the years ended December 31, 1995, 1994 and 1993 .......... F-6

  Consolidated Statements of Cash Flows for the
        years ended December 31, 1995, 1994 and 1993 .................. F-8

  Notes to Consolidated Financial Statements .......................... F-10



     The required schedules are not submitted as they are immaterial or inapplicable or because the required information is included in the Consolidated Financial Statements of notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of T/SF Communications Corporation:

     We have audited the accompanying consolidated balance sheets of T/SF Communications (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T/SF Communications Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
March 1, 1996

                        T/SF COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                               December 31,
                                                             1995       1994
                                                           --------   --------
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $ 13,383   $  4,585
  Short-term investments                                      1,000      2,000
  Accounts receivable, less reserve for doubtful
    accounts of $516 in 1995 and $506 in 1994                 8,209      8,847
  Inventories (Note 1)                                          181        596
  Deferred tax assets (Notes 1 and 6)                           494          -
  Current contract receivable and other current assets        3.050      7,481
  Refundable income taxes                                     3,239        167
  Assets held for sale (Note 3)                                   -      8,529
                                                           --------   --------

    Total current assets                                     29,556     32,205
                                                           --------   --------

CONTRACT AND NOTES RECEIVABLE AND INVESTMENTS                 2,721      3,019
                                                           --------   --------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
     (Notes 1, 4 and 5):
  Exposition equipment                                        2,987      2,712
  Data processing and office furniture and equipment          6,653      4,707
                                                           --------   --------
                                                              9,640      7,419
  Less--accumulated depreciation                              4,739      2,834
                                                           --------   --------
                                                              4,901      4,585
                                                           --------   --------

DEFERRED TAX ASSETS (Note 6)                                  1,456        732
                                                           --------   --------

INTANGIBLES AND OTHER ASSETS, NET (Notes 1 and 2)            14,810     13,040
                                                           --------   --------

                                                           $ 53,444   $ 53,581
                                                           ========   ========

 The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)


                                                               December 31,
                                                             1995       1994
                                                           --------   --------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $  4,200   $  5.905
  Accrued liabilities (Note 11)                               8,764      7,163
  Deferred tax liabilities (Notes 1 and 6)                        -        823
  Current portion of long-term debt (Note 5)                  1,266      1,251
                                                           --------   --------

    Total current liabilities                                14,230     15,152
                                                           --------   --------

LONG-TERM DEBT (NOTE 5)                                       4,529      4,905
                                                           --------   --------

DEFERRED CONTRACT LIABILITIES AND CREDITS                     2,199      2,456
                                                           --------   --------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES (NOTE 1)          -      6,698
                                                           --------   --------

COMMON STOCK SUBJECT TO PUT (NOTE 9)                              -        525
                                                           --------   --------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY, PER ACCOMPANYING STATEMENT
        (Notes 1, 7, and 9):

  Preferred stock, $10 par value,
        1,000 shares authorized                                   -          -
  Common stock $.10 par value,
        10,000 shares authorized                                332        342
  Common stock, Class B, $.10 par value                           -         46
  Additional paid in capital                                 13,475     20,128
  Retained earnings                                          18,679      3,904
                                                           --------   --------

                                                             32,486     24,420

  Less stock of parent company held by subsidiary                 -  (     565)
                                                           --------   --------

    Total stockholders' equity                               32,486     23,855
                                                           --------   --------

                                                           $ 53,444   $ 53,581
                                                           ========   ========

 The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)


                                                   Year Ended December 31,
                                                 1995       1994       1993
                                               --------   --------   --------

REVENUES (Notes 1, 2 and 3):
  Operating revenues                           $ 59,805   $ 54,054   $ 66,593
  Interest and other income                       1,039      2,163      1,570
  Gain(loss) on sale of assets                   11,234        702    ( 9,183)
                                               --------   --------   --------
                                                 72,078     56,919     58,980
                                               --------   --------   --------

COSTS AND EXPENSES (Notes 1, 2, 3 and 4):
  Operating costs                                39,665     35,069     49,658
  General and administrative                     11,841     11,862     15,361
  Interest                                          859        736      1,921
  Depreciation and amortization                   3,601      3,118      3,779
                                               --------   --------   --------
                                                 55,966     50,785     70,719
                                               --------   --------   --------

INCOME (LOSS) BEFORE INCOME TAXES                16,112      6,134    (11,739)
INCOME TAX (PROVISION) BENEFIT
        (Notes 1 and 6)                         (    58)   ( 2,589)     4,097
MINORITY INTEREST IN CONSOLIDATED
        SUBSIDIARIES (Note 1)                   (   266)   (   981)     1,929
                                               --------   --------   --------

  INCOME (LOSS) FROM CONTINUING OPERATIONS       15,788      2,564    ( 5,713)
DISCONTINUED OPERATIONS, NET (Note 4)                37    ( 2,816)   ( 4,800)
EXTRAORDINARY LOSS, NET OF TAX  OF $340
        (Note 5)                                      -          -    (   560)
                                               --------   --------   --------

NET INCOME (LOSS)                                15,825    (   252)   (11,073)
DIVIDENDS ON PREFERRED SHARES                         -    (   139)   (   139)
                                               --------   --------   --------
INCOME (LOSS) APPLICABLE TO COMMON SHARES      $ 15,825   $(   391)  $(11,212)
                                               ========   ========   ========

EARNINGS (LOSS) PER COMMON AND
        COMMON EQUIVALENT SHARE (Note 1):
    Continuing operations                      $   4.19   $   0.65   $(  1.54)
    Discontinued operations                        0.01    (  0.75)   (  1.26)
    Extraordinary loss                                -          -    (  0.15)
                                               --------   --------   --------
                                               $   4.20   $(  0.10)  $(  2.95)
                                               ========   ========   ========

Cash dividends per common share                $   0.27   $      -   $      -
                                               ========   ========   ========

 The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (In thousands)

                                                   Year Ended December 31,
                                                 1995       1994       1993
                                               --------   --------   --------
Preferred Stock:
  Beginning balance                            $      -   $    459   $    459
  Conversion and redemption
     of preferred stock                               -    (   459)         -
                                               --------   --------   --------
  Balance at end of year                              -          -        459
                                               --------   --------   --------

Common Stock:
  Beginning balance                                 342        336        337
  Conversion of preferred stock                                 17
  Conversion of Class B, common stock                46          -          -
  Retirement of common stock                    (   165)   (     2)   (     1)
  Retirement of stock held by subsidiary        (     9)         -          -
  Acquisition of outside minority
     interest through merger                        109          -          -
  Reclassification of common stock
     subject to put                                   9    (     9)         -
                                               --------   --------   --------
  Balance at end of year                            332        342        336
                                               --------   --------   --------

Common Stock, Class B
  Balance at end of year                              -         46         46
                                               --------   --------   --------

Additional Paid-in Capital:
  Beginning balance                              20,128     21,879     21,939
  Conversion and redemption of
     preferred stock                                  -    ( 1,077)         -
  Issuance of common stock                           43          -          -
  Retirement of common stock                    (13,342)   (   158)   (    60)
  Retirement of stock held by subsidiary        (   556)         -          -
  Acquisition of outside minority
     interest through merger                      6,686          -          -
  Reclassification of common stock
     subject to put                                 516        516          -
                                               --------   --------   --------
  Balance at end of year                         13,475     20,128     21,879
                                               --------   --------   --------

Retained Earnings:
  Beginning balance                               3,904      4,295     15,507
  Net income (loss)                              15,825    (   252)   (11,073)
  Cash dividends                                ( 1,050)   (   139)   (   139)
                                               --------   --------   --------
  Balance at end of year                         18,679      3,904      4,295
                                               --------   --------   --------
  Less stock of parent company
     held by subsidiary                               -    (   565)   (   565)
                                               --------   --------   --------
                                               $ 32,486   $ 23,855   $ 26,450
                                               ========   ========   ========

 The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   Continued
                                (In thousands)

                                                   Year Ended December 31,
                                                 1995       1994       1993
                                               --------   --------   --------
Preferred Stock:
  Beginning balance                                   -         46         46
  Conversion and redemption
     of preferred stock                               -    (    46)         -
                                               --------   --------   --------
  Balance at end of year                              -          -         46
                                               ========   ========   ========

Common Shares:
  Beginning balance                               3,424      3,363      3,376
  Conversion of preferred stock                       -        174          -
  Conversion of Class B, common stock               464          -          -
  Retirement of common stock                    ( 1,654)   (    25)   (    13)
  Retirement of stock held by subsidiary        (    95)
  Issuance of common stock                            4          -          -
  Acquisition of outside minority
        interest through merger                   1,087          -          -
  Reclassification of common stock
        subject to put                               88    (    88)         -
                                               --------   --------   --------
  Balance at end of year                          3,318      3,424      3,363
                                               ========   ========   ========

Common Shares, Class B:
  Balance at end of year                              -        464        464
                                               ========   ========   ========

 The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                   Year Ended December 31,
                                                 1995       1994       1993
                                               --------   --------   --------
Cash flows from operating activities:
  Net income (loss)                            $ 15,825   $(   252)  $(11,073)
                                               --------   --------   --------

  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Depreciation and amortization               3,601      3,163      3,928
      Accretion of interest expense                 133         47        228
      (Gain) loss on sale of assets             (11,234)   (   702)     9,183
      Reserves provided on venture capital
        and real estate investments                   8      2,812      4,815
      Deferred compensation                           5          7      1,856
      Changes in assets and liabilities:
        Accounts receivable and refundable
          income taxes                          ( 3,686)   ( 1,907)       744
        Inventories                                 187    (   213)       184
        Current contract receivable and
          other current assets                  (   816)   (   399)  (    314)
        Intangibles and other assets            (   282)        77   (    103)
        Accounts payable and accrued
          liabilities                           (   628)     2,136   (    257)
        Deferred income taxes                   (   641)   (   343)  (  4,837)
        Minority interests                          266        981   (  1,929)
                                               --------   --------   --------

          Total adjustments                     (13,087)     5,659     12,010
                                               --------   --------   --------

    Net cash provided by operating
      activities                                  2,738      5,407        937
                                               ========   ========   ========

 The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Continued
                                (In thousands)

                                                   Year Ended December 31,
                                                 1995       1994       1993
                                               --------   --------   --------
Cash flows from investing activities:
  Net sales (purchases) of short-term
    investments                                   1,000    ( 2,000)        --
  Collections on contract and notes
    receivable                                    6,538      5,033      3,899
  Investments, net of distributions             (   315)   (   165)   (   167)
  Capital expenditures                          ( 2,589)   ( 3,254)   ( 1,618)
  Proceeds from the sale of assets               18,816      8,983      4,616
  Payments for acquisitions, net of cash
    acquired                                         --    ( 1,114)        --
  Payments on deferred contract liabilities     (   616)   (   502)   ( 1,013)
                                               --------   --------   --------
    Net cash provided by investing
      activities                                 22,834      6,981      5,717
                                               --------   --------   --------
Cash flows from financing activities:
  Payments of notes payable, net                     --    (   151)   (    51)
  Principal payments of long-term debt          ( 2,477)   ( 6,378)   (13,319)
  Borrowings under bank lines-of-credit           2,900      3,300         --
  Payments under bank lines-of-credit           ( 2,900)   ( 3,300)        --
  Issuance of common stock                           43        347         --
  Repurchase of common stock                    (13,290)   ( 2,770)   (   100)
  Redemption of preferred stock                      --    ( 1,520)        --
  Dividends paid                                ( 1,050)   (   139)   (   139)
                                               --------   --------   --------
    Net cash used in financing activities       (16,774)   (10,611)   (13,609)
                                               --------   --------   --------
Net increase (decrease) in cash and
  cash equivalents                                8,798      1,777    ( 6,955)
Cash and cash equivalents at beginning of
  year                                            4,585      2,808      9,763
                                               --------   --------   --------
Cash and cash equivalents at end of year       $ 13,383   $  4,585   $  2,808
                                               ========   ========   ========

Supplemental disclosures of cash
  flow information:

  Cash paid for:
    Interest                                   $    931   $  1,039   $  1,993
    Income taxes                                  3,168      2,783      1,485

 The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

     T/SF Communications Corporation and subsidiaries (collectively, the "Company", unless the context indicates otherwise) are engaged in publishing two trade journals and newspapers and other publications for conventions and trade shows, owning an industry trade show, providing trade show registration services and exhibitor information and marketing services, providing pre-employment information services to the insurance and trucking industries, and (through October 31, 1993 - see Note 3) publishing shopper-newspapers.

     On January 25, 1995, the Company entered into an Agreement and Plan of Merger, as amended, with Tribune/Swab-Fox Companies, Inc. ("Tribune/Swab-Fox") whereby, subject to approval of the Company and Tribune/Swab-Fox stockholders (the Company was a 78 percent owned subsidiary of Tribune/Swab-Fox), Tribune/Swab-Fox would be merged with and into the Company. On May 25, 1995, Tribune/Swab-Fox was merged (the "Merger") with and into the Company. In the Merger, each share of Tribune/Swab-Fox stock was converted into 0.1255 of a share of the Company or, at the election of the holder, $0.88 in cash. While the Merger was structured for legal purposes as a merger of Tribune/Swab-Fox with and into the Company, for accounting purposes the Merger has been treated as a recapitalization of Tribune/Swab-Fox, with Tribune/Swab-Fox as the survivor (downstream merger). Thus, for financial reporting purposes, Tribune/Swab-Fox is the acquiring and surviving entity. Accordingly, the historical financial statements of the Company, as the surviving entity, are the historical financial statements of Tribune/Swab-Fox. Earnings per share for the periods prior to the Merger are restated to reflect the number of equivalent shares giving effect to the recapitalization. The Company acquired 1,110,675 equivalent shares (8,850,000 Tribune/Swab-Fox shares) for cash in the Merger, the effect of which is taken into account as of the date of the Merger. In connection with the Merger, the Board of Directors of Tribune/Swab-Fox declared a one-time dividend of $0.0344 per share ($0.27 per equivalent share) which was paid on May 24, 1995.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest represents the minority stockholders' interest in the Company prior to the Merger.

                        T/SF COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993

INVENTORIES

     Inventories are recorded at the lower of cost or market determined on first-in, first-out and average cost methods. Inventories of newsprint and related printing supplies were $7,000 and $404,000, computers and computer-related equipment were $46,000 and $81,000, and exposition registration supplies were $128,000 and $111,000, at December 31, 1995 and 1994, respectively.

DEPRECIATION

     Depreciation of property, plant and equipment is provided using the straight-line method based on estimated useful lives ranging from three to 25 years.

INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets include mainly goodwill related to acquisitions and credits granted for truck driver employment information files. These assets are being amortized over periods of three to 30 years and consist of the following:


                                         Amortization        December 31,
                                            Period        1995          1994
                                            ------        ----          ----
                                                            (In thousands)
          Goodwill                            30 years  $13,663       $ 11,833
          Employment information
           costs and other             3 1/2- 11 years    4,046          3,827
          Covenants-not-to-compete
           and consulting agreements        3-10 years    1,273          1,731
                                                        -------       --------
                                                         18,982         17,391

          Accumulated amortization                       (4,172)       ( 4,351)
                                                        -------       --------
                                                        $14,810       $ 13,040
                                                        =======       ========


     Goodwill impairment is assessed at each balance sheet date based upon a review of the acquired entity's operations as to income, growth of income in relation to the expected growth of income when acquired and, if the entity is considered for sale, estimated realizable value. Valuation reserves are provided if the carrying value of acquired goodwill is determined to be permanently impaired.

                        T/SF COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993

REVENUE RECOGNITION

     Revenues from information services are net of the cost of charges from state motor vehicle record departments which are incurred by the Company as an agent for its customers. As provided in the agreements with customers, the Company charges a fee for its service and is also reimbursed for state charges.

     Exposition services revenues are recognized when the services are provided.

     Advertising revenues from publishing are recognized when each publication is published and distributed. Subscription revenue is recognized ratably over the subscription period.

     Commercial printing revenues are recognized when the material is printed since the customer is generally obligated to accept printed matter when the printing is complete. Commercial printing customers must exercise their right of inspection, when such inspection right exists, while the printing is in process.

INCOME TAXES

     The Company accounts for income taxes under SFAS No. 109 which requires an asset and liability approach to financial accounting and reporting. The difference between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income.

POSTRETIREMENT BENEFITS

     No postretirement medical or insurance benefits are offered to any employees.

STATEMENTS OF CASH FLOWS

     For purposes of the statements of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common and common equivalent share are computed by dividing net income (loss), adjusted for dividends on preferred stock and before deduction of interest expense (net of tax) on certain previously outstanding Tribune/Swab-Fox subordinated convertible

                        T/SF COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993

debentures, by the weighted average
number of common and common equivalent shares, when dilutive, outstanding during the year. Outstanding incentive stock options, warrants and common shares that would be issued assuming the previously outstanding Tribune/Swab-Fox 6 1/2 percent convertible preferred shares and the 11 percent subordinated convertible debentures due in 1997 were converted into common stock are considered common stock equivalents and, when dilutive, are included in the calculation of earnings (loss) per common share.

     The weighted average number of common and common equivalent shares outstanding was 3,766,000 in 1995, 3,733,000 in 1994, and 3,801,000 in 1993.
Common shares that would be issued assuming conversion of the previously outstanding Tribune/Swab-Fox new senior preferred shares and the 11 percent subordinated convertible debentures due in 1998 were not included in the calculations since the effect would have been antidilutive. The above shares are as if converted into the Company's shares at 0.1255 of a share for each previous outstanding share of Tribune/Swab-Fox.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the presentation in the 1995 statements. These reclassifications have no effect on net income for 1994 or 1993.

2.  ACQUISITIONS:

GALAXY REGISTRATION, INC. ("GALAXY")

     Effective March 1, 1994, the Company completed the acquisition of Galaxy, a provider, on a national basis, of registration, information and marketing services to the convention/trade show industry. The Company acquired Galaxy with the payment of $1,200,000 in cash plus a note payable for $900,000. If certain earnings targets were achieved, the principal owner of Galaxy, who was employed as President and Chief Operating Officer of Galaxy, would receive additional payments not to exceed $2,900,000 by 1997. In connection with this transaction, on March 17, 1994, the former principal owner of Galaxy purchased 75,000 shares of the Company's Common Stock at $4.625 per share for a total purchase price of $346,875. A covenant-not-to-compete and an

                        T/SF COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993

employment agreement were also entered into with the former principal owner. The earnings target for 1994 was achieved and the Company accrued $300,000 of purchase price adjustments payable to the former owner. In 1995, the agreement with the former principal owner was amended to provide that substantially all of the additional purchase price would be paid over the period set forth in the acquisition agreement. The additional purchase price was discounted and recorded as additional goodwill in 1995. In addition, the former owner earned $100,000 of incentive compensation in both of the periods ended December 31, 1995 and 1994, which was expensed each year.

     Unaudited pro forma results of operations, had the Galaxy acquisition occurred on January 1, 1994, with respect to the 1994 information, and January 1, 1993, with respect to the 1993 information, are as follows:


                                             Year Ended December 31,
                                                1994         1993
                                                ----         ----
                                                 (In thousands)
Revenues                                      $58,469     $76,419
Income (loss) from continuing operations        2,726      (5,477)
Earnings (loss) per common share from
  continuing operations                          0.73       (1.44)


This unaudited pro forma information is presented in response to applicable accounting rules. It is not necessarily indicative of the actual results that would have been achieved had the Galaxy acquisition occurred on January 1, 1994, with respect to the 1994 information, and January 1, 1993, with respect to the 1993 information.

3.  ASSETS HELD FOR SALE:

     In 1994, the Company's Board of Directors authorized the sale of three of the Company's trade journals. An Asset Purchase Agreement was signed June 16, 1995, and the sale of these trade journals was closed on August 2, 1995, for $21,000,000 cash. The "Gain on sale of assets" in 1995 in the statement of operations includes the $11,739,000 pre-tax gain from this transaction. The net assets related to these trade journals had previously been reflected as "assets held for sale," along with certain discontinued real estate assets.

    On April 30, 1994, the Company sold the assets of Shopper's Guide, Inc. The Company received $1,750,000 in cash, a $1,100,000 cash payment for post-closing adjustments, and the buyer assumed certain liabilities totaling $930,000. The Company also received the right to receive a maximum of $3,450,000 out of future cash flow from the business conducted with the assets sold, as defined, over the next five years and after the buyer receives a certain sum. In addition, the Company entered into a five year covenant-not-to-compete in exchange for $750,000 in cash. No gain or loss was recorded on the sale or in connection with the

                        T/SF COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993

covenant-not-to-compete. At December 31, 1995, the accompanying balance sheet includes $717,000 of net assets related to the right to receive future cash flow payments. The Company will recognize income for future cash flow payments in excess of such amount when received.

     During the third quarter of 1993, the Company's Board of Directors authorized the sale of all of the Company's shopper-newspaper operations. Accordingly, the book value of the shopper-newspapers was reduced to estimated net realizable value and a pre-tax loss of $9,224,000 was recognized. On November 1, 1993, the Company sold all of the operating assets, except cash, of Marks-Roiland Communications, Inc. ("Marks-Roiland") one of the shopper-newspapers. The Company received $4,675,000 in cash, and the buyer assumed certain liabilities totaling approximately $1,560,000. In addition, the Company entered into a three-year covenant-not-to-compete whereby the Company may not compete with the buyer in the geographic area of the operations that were sold. The Company received $1,425,000 in cash for the covenant which is being recognized in income ratably over the term of the covenant.

4.  REAL ESTATE:

     Effective November 30, 1994, Tribune/Swab-Fox's Board of Directors approved a plan to dispose of the remaining real estate operations. As a result, the real estate business was reclassified as discontinued operations and the sale of these discontinued assets in 1995 resulted in a nominal net gain. Prior to the Merger, Tribune/Swab-Fox and the Company filed separate income tax returns. Due to Tribune/Swab-Fox's history of losses, no deferred tax asset was recognized related to net operating loss carryforwards. Therefore, no income tax benefit was recognized on the real estate business losses. The following summarizes the components of the loss from discontinued operations:


                                      Year Ended December 31,
                                  1995         1994        1993
                                  ----         ----        ----
                                          (In thousands)
Revenues                         $ 100       $   589      $   365
Costs and expenses                 (63)       (3,405)      (5,165)
                                 -----       -------      -------
Income (loss) from
  discontinued operations        $  37       $(2,816)     $(4,800)
                                 =====       =======      =======

     On December 30, 1994, three significant parcels of raw land were sold to 1995 Land Company L.L.C., an Oklahoma limited liability company ("1995 Land Company"), for $1,386,650, including cash of $600,000 and a note receivable of $786,350 which was paid in early 1995. 1995 Land Company is owned 49.99 percent by the Company, but the funding for the purchase was provided through a loan from the owner of the remaining 50.01 percent, who will oversee, manage and fund the development and sale of these properties.

                        T/SF COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993

     In March, 1995, the Company entered into an Acquisition Agreement with Midwest Energy Companies, Inc. ("MECI"), which is indirectly controlled by a director of the Company. Under the agreement approximately 900 acres of raw land, with a book value of $1,650,000 at December 31, 1994, was exchanged for 7,422,773 shares of MECI common stock.

     During the third quarter of 1993, the Tribune/Swab-Fox Board of Directors made the decision to accelerate the liquidation of real estate which was underway at that time. The plan for liquidation was implemented by offering the real estate assets for sale at discounts from retail values that might otherwise be achieved if the assets were held for sale in the normal course of business. As part of this plan, the interests of several partners in certain real estate partnerships were acquired in exchange for notes receivable from such partners of approximately $3,400,000, assuming partnership bank debt of approximately $1,700,000 and cash payments of $335,000. After these interests were acquired, Tribune/Swab-Fox generally owned 100 percent of these partnerships and properties. As a part of the liquidation plan, a review of the market value for each property was made and a write-down of the real estate assets of approximately $2,800,000 and $4,400,000 was recognized in 1994 and 1993, respectively. These write-downs are reflected in "costs and expenses" in the table above and included in discontinued operations.

5. LONG-TERM DEBT:

     Long-term debt outstanding consists of the following:

                                                         DECEMBER 31,
                                                        1995      1994
                                                      --------  --------
                                                       (In thousands)
Promissory Notes secured by stock of a
subsidiary, payable $152,000
quarterly, plus interest, through
December, 2000, interest rate adjusts
semi-annually to the base rate of
Chase Manhattan Bank (8.5% at December
31, 1995).                                            $ 3,034   $ 3,640

Note payable under Galaxy Purchase
Agreement, discounted at 8.5%,
payments to commence in April, 1996.                    1,898        --

7.5% Promissory Notes, unsecured,
annual payments of $155,000, plus
interest, with final payments in
August, 1998, and March, 1999.                            484       365

6% Promissory Note, unsecured,
quarterly payments of $75,000, plus
interest, through March, 1997.                            375       675

Subordinated debentures paid in August
and September, 1995, and other.                             4     1,476
                                                      -------   -------
                                                        5,795     6,156
     Less portion due within one year                  (1,266)   (1,251)
                                                      -------   -------
                                                      $ 4,529   $ 4,905
                                                      =======   =======


                        T/SF COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993

     Installments due on long-term debt during each of the five years subsequent to December 31, 1995, are as follows:


                          (In thousands)
          1996               $  1,266
          1997                  1,357
          1998                  1,187
          1999                  1,121
          2000                    864
                             --------

                             $  5,795
                             ========

     At December 31, 1995, assets with a net book value of approximately $6,000,000 are pledged as collateral on long-term debt.

     At December 31, 1995, the Company has two separate revolving credit arrangements with a bank which together allow the Company to borrow up to $3,750,000. In addition, the Company has a declining balance revolving credit arrangement ($900,000 at December 31, 1995) with the same bank. At December 31, 1995, no balance was outstanding under these arrangements. Interest on amounts borrowed is payable monthly at a rate of one percent above the Chase Manhattan base rate (9.5 percent at December 31, 1995). Certain of the facilities are secured by accounts receivable. A 1/4 percent per annum fee is payable to the bank on the unused portion of the credit facilities.

     In connection with the sale of the Marks-Roiland assets (see Note 3), the Company agreed to a prepayment of the $8,889,000 remaining principal of Senior Notes held by The Prudential Insurance Company of America ("Prudential"). As provided by the Senior Notes agreement, a yield maintenance premium was required to be paid as part of the prepayment. Through negotiations with Prudential, the Company obtained a reduction in the yield maintenance premium to $802,000 which, along with the remaining unamortized loan fees related to the Senior Notes, is reflected as an extraordinary loss in the accompanying statements of operations.

                        T/SF COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993

6.  INCOME TAXES:

     The provision for (benefit from) income taxes is comprised of the following:


                     Year Ended December 31,
                1995          1994         1993
                ----          ----         ----
                         (In thousands)
Current:
   Federal     $ (679)       $2,600      $   352
   State        1,378           332           48
               ------        ------      -------

                  699         2,932          400
               ------        ------      -------

Deferred:
   Federal       (521)         (339)      (4,137)
   State         (120)           (4)        (700)
               ------        ------      -------

                (641)          (343)      (4,837)
               ------        ------      -------

               $   58        $2,589      $(4,437)
               ======        ======      =======


          The reconciliation of income tax computed at the federal statutory rate (34%) to income tax expense (benefit) is as follows:


                                                Year Ended December 31,
                                           1995          1994           1993
                                           ----          ----           ----
                                                    (In thousands)
Income tax provision (benefit) at
  statutory rates                          $ 5,478     $1,128        $ (5,956)
Amortization of acquired assets not
  deductible for income tax purposes           193        224             302
Losses without tax benefit                      --      1,061           2,042
Utilization of losses previously subject
  to valuation allowance                    (3,570)        --              --
Excess of tax basis of assets sold over
  book basis which was not previously tax
  effected                                  (1,591)       (36)           (369)
State income taxes                            (428)       217            (444)
Other                                          (24)        (5)            (12)
                                           -------     ------   -------------

                                           $    58     $2,589        $( 4,437)
                                           =======     ======   =============


                        T/SF COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993

     Significant components of deferred tax liabilities and assets are as follows:


                                                           December 31,
                                                       1995            1994
                                                       ----            ----
                                                          (In thousands)
Deferred tax liabilities:
    Fixed asset basis differences                    $ (144)         $ (330)
    Unusual gain recognized in different
      accounting period for income tax
      reporting purposes                               (336)         (2,293)
                                                     ------          ------

Deferred tax liabilities                               (480)         (2,623)
                                                     ------          ------

Deferred tax assets:
    Income recognized in different
      accounting period for income tax
      purposes                                        1,028           1,045
    Deferred severance benefits payable                 805             938
    Reserves on assets                                  293             260
    Accrued expenses deductible when paid               304             319
    Tax loss carryforwards                               --           3,887
                                                     ------          ------

          Total deferred tax assets                   2,430           6,449
          Valuation allowance for deferred
            tax assets                                   --          (3,917)
                                                     ------          ------

              Deferred tax assets                     2,430           2,532
                                                     ------          ------

Net deferred tax assets (liabilities)                $1,950          $  (91)
                                                     ======          ======



     Net deferred tax liabilities are reflected on the accompanying balance sheets as follows:


                                                           December 31,
                                                        1995         1994
                                                        ----         ----
                                                          (In thousands)
Current assets - Deferred tax assets                   $  494        $  --
Long-term - Deferred tax assets                         1,456          732
Current liabilities - Deferred tax liabilities             --         (823)
                                                       ------        -----

                                                       $1,950        $ (91)
                                                       ======        =====



                        T/SF COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993

7.  CAPITAL STOCK:

     The Company has authorized 10,000,000 shares of $0.10 par value Common Stock and 1,000,000 shares of $10.00 par value preferred stock. No shares of preferred stock have been issued. (Reference is made to Note 1 for the capital stock transactions in connection with the Merger.)

     Capital stock transactions prior to the Merger included conversion, in December, 1994, of the 6 1/2 percent Cumulative Convertible Preferred Stock of Tribune/Swab-Fox into 1,386,675 common shares (174,027 equivalent shares) and redemption of the remaining outstanding preferred stocks for approximately $1,520,000 which were the 1,400 shares of Class A Preferred Stock redeemed at a price of $110 per share and the 13,657 shares of New Senior Preferred Stock redeemed at $100 per share.

     In 1995, 1994 and 1993, the Company purchased and retired 78,819 shares ($10.50 and $5.48 per share), 25,000 shares ($6.37 per share), and 107,267 shares ($5.98 and $4.78 per share), respectively, of its Common Stock owned by certain officers and directors. As part of these transactions, the Company received payments on loans of $300,000 in 1995, $24,000 in 1994 and $224,000 in 1993.

    The Tribune/Swab-Fox incentive stock option plan was terminated as part of
the Merger.   No options were outstanding under this plan.

    The Company's incentive stock option plan authorizes an aggregate of 150,000 shares of the Company's Common Stock which may be granted to key employees. Options for 20,000 shares were outstanding at December 31, 1995, at an option price of $5.50 per share. During 1995, no options for shares were granted or exercised and options for 67,064 shares lapsed or were canceled. Options are granted at the discretion of the Board of Directors' Compensation Committee at a minimum exercise price of 100 percent of the market value of the Company's Common Stock at the date of grant.

    An Employee Stock Purchase Plan has been approved and 100,000 shares of Common Stock have been allocated for this plan. No shares have been issued under this plan. In 1995, the Company's Board of Directors approved the matching of 20 percent of each employee's contributions (limited to 5 percent maximum employee contribution) to the qualified 401(k) defined contribution plan with the Company's Common Stock and 50,000 shares of Common Stock have been allocated for this plan. During 1995, 3,852 shares were issued to the 401(k) plan as matching contributions.

    In January, 1994, the Company's Board of Directors approved the 1994 Incentive Stock Plan which permits the grant of stock options and awards of restricted stock to executives and

                        T/SF COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993

key employees. Pursuant to various bonus and incentive plans, the Company awarded 29,186 shares of restricted stock at $6.25 and $4.94 per share in April, 1995 and May, 1995, as part of incentives which were accrued in 1994. These restricted shares vest three years from the effective date of the grant. Options for 15,000 shares were granted in 1995 at an option price of $6.00 per share and options for 202,500 shares were granted in 1994 at an option price of $4.25 per share. The options were granted at the market price of the Company's Common Stock at the effective date of the grant and expire in 2004 and 2005 and vest 100 percent in 1997 and 1998, respectively.

8.  COMMITMENTS AND CONTINGENCIES:

     Operating lease agreements of the Company are principally for office facilities and equipment and expire at various dates through 2000. Rent expense in 1995, 1994 and 1993 under operating leases was approximately $1,080,000, $924,000, and $1,317,000, respectively.

     As of December 31, 1995, future minimum lease payments are as follows:


   Year Ending    Minimum Lease
   December 31,     Payments
   ------------   -------------
                   (In thousands)

     1996             $1,037
     1997                996
     1998                905
     1999                596
     2000                237
                      ------

                      $3,771
                      ======


     The Company has employment agreements with four key employees of the Company and its subsidiaries which provide for individual compensation ranging from $75,000 to $111,000 annually ($370,000 annually in the aggregate) and expire at various dates through 2000.

     The Company is a defendant in certain litigation arising out of operations in the normal course of business. However, it is the opinion of management that the ultimate liabilities relating thereto, if any, will not have a material adverse effect on the financial position or results of operations of the Company.

     In February, 1993, notice was received of assessments of Federal income tax for the years 1989 through 1991 of approximately $955,000, due principally to the disallowance of certain deductions related to amortization of intangible assets, specifically advertising lists and

                        T/SF COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993

covenants-not-to-compete. The Company settled the tax liability during 1994 with the Internal Revenue Service, which did not materially affect the Company's financial position or results of operations. Examination of the Company's Federal income tax returns for the years 1993 and 1992 were completed in 1995 with no material change. Appeals of assessments of Federal income and employment tax for the years 1991 and 1992, related to a former subsidiary, have been made. The opinion of management is that any tax liability which ultimately may result will not have a material adverse effect on the financial position or results of operations of the Company.

9.  RELATED PARTY TRANSACTIONS:

     Effective December 31, 1994, the Chairman of the Executive Committee of Tribune/Swab-Fox retired. Deferred compensation expense of approximately $277,000 was recorded in 1994 related to this retirement. In addition, the Company acquired 25,100 shares of Common Stock for $160,000 from the former employee. An amendment to the Retirement Agreement in December, 1995, provided that the Company would purchase an additional 30,000 shares of Common Stock at $10.50 per share, the former Chairman of the Executive Committee would pay in full his note payable to the Company of approximately $300,000 and the puts and calls for shares of Common Stock owned by the former Chairman of the Executive Committee would be canceled. At December 31, 1994, the 87,800 shares related to the puts canceled by the amendment are reflected as "Common Stock Subject to Put" in the accompanying balance sheet.

     Effective August 1, 1993, the Chairman and Chief Executive Officer of the Company resigned. Included in general and administrative expenses for 1993 in the accompanying consolidated statements of operations are retirement and deferred compensation expense of approximately $1,800,000 related to this resignation. In addition, the Company acquired 94,593 equivalent shares for $565,000, with a cash payment of $100,000 and the issuance of a promissory note for the balance providing for payments over the period 1994 through 1998. The Company also acquired an 11 percent Convertible Subordinated Debenture in the principal amount of $141,000 which was called for early retirement in 1994. In March, 1995, upon exercise of an option, the Company acquired 48,819 equivalent shares of the Company's Common Stock from the Profit Sharing Plan and Trust of Tribune/Swab-Fox Companies, Inc., of which the former Chairman and Chief Executive Officer is the trustee, for $291,750, with a cash payment of $72,937 and a note payable for $218,813.

     Under the terms of a loan agreement, amended in June, 1992, a former Tulsa Tribune Company stockholder and current officer and director of the Company has borrowed approximately $235,000 from the Company at an interest rate of 8.5 percent, secured by 87,333 shares of Common Stock of the Company and payable in semi-annual payments commencing October, 1995, equal to one-fifteenth of the outstanding loan principal, with all of the remaining balance due in October, 1999.

                        T/SF COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993

10.  BUSINESS SEGMENT INFORMATION:

     Operations of the Company are conducted primarily through three business segments entirely within the continental United States. These segments and the primary operations of each are as follows:


Business Segment                                 Operations
----------------                                 ----------

Publishing                   Publication of four trade journals (one after
                             July, 1995) by G.E.M. Communications, Inc.
                             ("G.E.M."), formerly BMT Communications, Inc., and owner of a trade show. Publication of weekly free-distribution shopper-newspapers by Shopper's
                             Guide and Marks-Roiland (through October 31, 1993).

Exposition                   Publisher of various convention/trade show
Services                     publications and a trade journal, and provider of
                             registration services, exhibitor marketing and information services, all to the exposition industry.


Information                  Provider of pre-employment screening information
Services                     including motor vehicle reports, truck driver
                             employment information, worker's compensation information, credit reports, criminal record reports and other pre-employment screening information and services, to the trucking and other industries and motor vehicle reports to the insurance industry and, until March, 1994, reseller of long-distance telephone service.

                        T/SF COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993

     Summarized financial information by industry segment is as follows:


                                                                   Year Ended December 31,
                                                                 1995       1994       1993
                                                                 ----       ----       ----
                                                                       (In thousands)
NET REVENUES FROM SALES TO UNAFFILIATED CUSTOMERS:
    Publishing                                                  $ 26,498    $18,608   $ 32,428
    Exposition services                                           26,591     21,057     10,483
    Information services                                          17,950     15,091     14,499
    Corporate and other                                            1,039      2,163      1,570
                                                                --------    -------   --------
                                                                $ 72,078    $56,919   $ 58,980
                                                                ========    =======   ========

OPERATING PROFIT (LOSS):
    Publishing                                                  $ 13,758    $ 2,891   $ (9,509)
    Exposition services                                            1,031      1,453        297
    Information services                                           3,435      2,992      2,505
                                                                --------    -------   --------
    Operating profit (loss) from segments                         18,224      7,336     (6,707)
    Corporate expenses, net                                       (1,253)      (466)    (3,111)
    Interest expense                                                (859)      (736)    (1,921)
                                                                --------    -------   --------

    Income (loss) from continuing operations before
      income taxes and minority interest                        $ 16,112    $ 6,134   $(11,739)
                                                                ========    =======   ========

IDENTIFIABLE ASSETS:
    Publishing                                                  $  2,491    $14,871   $ 24,422
    Exposition services                                           13,034     11,534      4,714
    Information services                                           7,359     12,101     12,387
    Corporate                                                     30,560     12,808      6,105
    Discontinued operations                                           --      2,267     12,431
                                                                --------    -------   --------
                                                                $ 53,444    $53,581   $ 60,059
                                                                ========    =======   ========


                        T/SF COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993


                                                 Year Ended December 31,
                                                1995      1994      1993
                                                ----      ----      ----
                                                     (In thousands)
DEPRECIATION AND AMORTIZATION:
   Publishing                                  $  492    $  866    $2,563
   Exposition services                          1,873     1,167       291
   Information services                         1,175     1,035       898
   Corporate                                       61        50        27
   Discontinued operations                         --        45       149
                                               ------    ------    ------
                                               $3,601    $3,163    $3,928
                                               ======    ======    ======

CAPITAL EXPENDITURES:
   Publishing                                  $   52    $  109    $  578
   Exposition services                          1,244     3,175       180
   Information services                         1,285       935       800
   Corporate                                        8       163        12
   Discontinued operations                         --        --     3,994
                                               ------    ------    ------
                                               $2,589    $4,382    $5,564
                                               ======    ======    ======

     Corporate revenues consist principally of revenues from interest, covenants-not-to-compete and miscellaneous non-operating income. Operating profit (loss) is net revenues less applicable operating expenses and segment general and administrative expenses. Corporate general and administrative expenses are generally not allocated to each segment. Included in 1993 corporate general and administrative expenses is the retirement expense related to the former Chairman of the Board.

     Identifiable assets by segment are those assets that are used in the operations of each segment. Corporate assets consist principally of cash and cash equivalents, notes receivable, prepaid expenses and corporate furniture, fixtures and equipment. Capital expenditures include additions to property, plant and equipment, goodwill and truck driver employment information files.

     During 1995, 1994 and 1993, no customer represented ten percent or more of the Company's revenue or operating profit.

                        T/SF COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993



11.  ACCRUED LIABILITIES:

     Accrued liabilities consist of the following:

                                                       December 31,
                                                      1995     1994
                                                      ----     ----
                                                     (In thousands)

Current portion of deferred contract liabilities     $  482   $  533
Accrued interest                                         47      117
Accrued vacation                                        224      249
Accrued payroll                                         678    1,528
Accrued income taxes                                  2,073       --
Deferred revenue                                      3,255    2,750
Accrued other liabilities                             2,005    1,986
                                                     ------   ------

                                                     $8,764   $7,163
                                                     ======   ======



                                 EXHIBIT INDEX


            EXHIBIT
             NUMBER                        DESCRIPTION OF EXHIBIT

             10.17 Modification of Employment Agreement, dated July 24, 1995, between the Company, Galaxy and John Laughlin, together with supplemental letter agreement, dated December 20, 1995

             10.18 Settlement Agreement, dated and effective December 12, 1995, closed January 2, 1996, between the Company and Robert J. Swab

                11 Computations of earnings per share for the years ended December 31, 1995, 1994 and 1993

                21           Subsidiaries of the Company

                27           Financial Data Schedule