Form 10-Q
period 1996-03-31
T SF COMMUNICATIONS CORP
filed 1996-05-14
CIK 847841

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from _______ to _______

Commission file number  1-10263
                        --------

                        T/SF COMMUNICATIONS CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                      73-1341805
- -------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

2407 East Skelly Drive, Tulsa, Oklahoma                       74105
- ----------------------------------------            ------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code      (918) 747-2600
                                                  ------------------------------

                                      N/A
- --------------------------------------------------------------------------------
                          (Former Name of Registrant)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.10 Par Value Per Share.

At May 14, 1996, there were 3,351,501 shares of the registrant's Common Stock outstanding.

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

               Item 1
               ------

                    Consolidated Balance Sheets - March 31, 1996
                    (unaudited) and December 31, 1995                       4-5

                    Consolidated Statements of Operations -
                    Three Months Ended March 31, 1996 and 1995
                    (unaudited)                                               6

                    Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 1996 and 1995
                    (unaudited)                                             7-8

                    Notes to Consolidated Financial Statements                9

               Item 2
               ------

                    Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                            10-11

PART II   Other Information


               Item 6
               ------

                    Exhibits and Reports on Form 8-K                         11

                                    PART I

                         Item 1. Financial Information

                        T/SF COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                                   March 31,     December 31,
                                                                     1996           1995
                                                                 ------------    ------------
                                                                 (Unaudited)
                                ASSETS
Current Assets:
   Cash and cash equivalents                                      $  14,795       $  13,383
   Short-term investments                                             1,000           1,000
   Accounts receivable, less reserve for doubtful accounts
       of $560 in 1996 and $516 in 1995                               9,187           8,209
   Inventories                                                          184             181
   Deferred tax assets                                                  706             494
   Current contract receivable and other current assets               3,311           3,050
   Refundable income taxes                                            2,644           3,239
                                                                  ---------       ---------
       Total current assets                                          31,827          29,556
                                                                  ---------       ---------

Contract and Notes Receivable and Investments                         2,636           2,721
                                                                  ---------       ---------

Property, Plant and Equipment, at cost:
   Exposition equipment                                               3,033           2,987
   Data processing and office furniture and equipment                 6,985           6,653
                                                                  ---------       ---------
                                                                     10,018           9,640
   Less - accumulated depreciation                                    5,301           4,739
                                                                  ---------       ---------
                                                                      4,717           4,901
                                                                  ---------       ---------

Deferred Tax Assets                                                   1,456           1,456
                                                                  ---------       ---------

Intangibles and Other Assets, net                                    14,658          14,810
                                                                  ---------       ---------

                                                                  $  55,294       $  53,444
                                                                  =========       =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                                   March 31,     December 31,
                                                                     1996           1995
                                                                 ------------    ------------
                                                                 (Unaudited)
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                $   4,887       $   4,200
  Accrued liabilities                                                 4,973           5,509
  Deferred revenue                                                    4,831           3,255
  Current portion of long-term debt                                   1,261           1,266
                                                                  ---------       ---------

     Total current liabilities                                       15,952          14,230
                                                                  ---------       ---------

Long-Term Debt                                                        4,090           4,529
                                                                  ---------       ---------

Deferred Contract Liabilities and Credits                             2,032           2,199
                                                                  ---------       ---------

Stockholders' Equity, per accompanying statement:
  Preferred stock, $10 par value, 1,000 shares authorized,
      no shares issued and outstanding                                    -               -
  Common stock, $.10 par value, 10,000 shares authorized,
      3,351 and 3,349 shares issued and outstanding                     332             332
  Additional paid-in capital                                         13,503          13,475
  Retained earnings                                                  19,385          18,679
                                                                  ---------       ---------

     Total stockholders' equity                                      33,220          32,486
                                                                  ---------       ---------

                                                                  $  55,294       $  53,444
                                                                  =========       =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       T/SF COMMUNICATIONS CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                    Three Months Ended
                                                          March 31,
                                                      1996        1995
                                                   ---------   ---------
                                                       (Unaudited)
Revenues:
  Operating revenues                               $  13,684   $  13,773
  Interest income and other                              420         240
                                                   ---------   ---------

                                                      14,104      14,013
                                                   ---------   ---------

Costs and Expenses:
  Operating costs                                      8,738       9,108
  General and administrative                           3,147       2,932
  Interest                                               151         192
  Depreciation and amortization                          884         911
                                                   ---------   ---------

                                                      12,920      13,143
                                                   ---------   ---------

Income before income taxes                             1,184         870

Provision for income taxes                              (478)       (420)

Minority interest in consolidated subsidiaries             -        (132)
                                                   ---------   ---------

  Income from continuing operations                      706         318

Discontinued operations, net                               -         (22)
                                                   ---------   ---------
Net income                                         $     706   $     296
                                                   =========   =========
Earnings per common and
  common equivalent share:
     Continuing operations                         $    0.20   $    0.08
     Discontinued operations                               -           -
                                                   ---------   ---------
                                                   $    0.20   $    0.08
                                                   =========   =========

Cash dividends per common share                    $       -   $       -
                                                   =========   =========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                          Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                            1996        1995
                                                         ---------    ---------
                                                               (Unaudited)
Cash flows from operating activities:
   Net income                                            $     706    $     296
                                                         ---------    ---------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                         884          911
         Accretion of interest expense                          59           14
         (Gain) loss on sale of assets                           -           19
         Changes in assets and liabilities:
            Accounts receivable and refundable
               income taxes                                   (382)      (2,553)
            Inventories                                         (3)         147
            Current contract receivable and
               other current assets                           (483)        (576)
            Intangibles and other assets                         -         (396)
            Accounts payable and accrued liabilities           152       (1,906)
            Deferred revenue                                 1,576        2,303
            Deferred income taxes                             (213)         (36)
            Minority interests                                   -          132
                                                         ---------    ---------

                 Total adjustments                           1,590       (1,941)
                                                         ---------    ---------

      Net cash provided by (used in) operating
        activities                                           2,296       (1,645)
                                                         ---------    ---------


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
                                (In thousands)

                                                          Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                            1996        1995
                                                         ---------    ---------
                                                               (Unaudited)
Cash flows from investing activities:
   Net sales of short-term investments                           -        1,000
   Collections on contract and notes receivable                306        2,533
   Capital expenditures                                       (548)      (1,125)
   Proceeds from sale of assets                                  -          141
   Payments on deferred contract liabilities                  (184)        (231)
                                                         ---------    ---------

     Net cash provided by (used in) investing activities      (426)       2,318
                                                         ---------    ---------

Cash flows from financing activities:
   Principal payments of long-term debt                       (486)        (240)
   Issuance of common stock                                     28            -
   Repurchase of common stock                                    -          (73)
                                                         ---------    ---------

     Net cash used in financing activities                    (458)        (313)
                                                         ---------    ---------

Net increase in cash and cash equivalents                    1,412          360

Cash and cash equivalents at beginning of period            13,383        4,585
                                                         ---------    ---------

Cash and cash equivalents at end of period               $  14,795    $   4,945
                                                         =========    =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
              For the three months ended March 31, 1996 and 1995

     1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     The unaudited consolidated statements of operations and cash flow for the three months ended March 31, 1995, are the financial statements of Tribune/Swab-Fox Companies, Inc. ("Tribune/Swab-Fox") which was merged (the "Merger") with and into the Company effective May 25, 1995. While the Merger was structured for legal purposes as a merger of Tribune/Swab-Fox with and into the Company, for accounting purposes, the Merger has been treated as a recapitalization of Tribune/Swab-Fox, with Tribune/Swab-Fox as the survivor (downstream merger). Accordingly, the historical financial statements of the Company, as the surviving entity, are the historical financial statements of Tribune/Swab-Fox. Earnings per share for the period prior to the Merger have been restated to reflect the number of equivalent shares giving effect to the recapitalization.

     2.  Common Stock and Earnings Per Share

     Weighted average common and common equivalent shares issued and outstanding during the three months ended March 31, 1996, were 3,518,000 and the weighted average equivalent shares for the three months ended March 31, 1995, were 3,867,000.

     3.  Income Taxes

     The income tax provision for the three months ended March 31, 1996 and 1995, does not bear a normal relationship to the statutory federal income tax rate of 34%, mainly as a result of amortization of goodwill related to acquisitions and state income taxes.

    4. Reclassification

    Certain reclassifications have been made to the 1995 financial statements to conform to the presentation in the 1996 financial statements. These reclassifications have no effect on results of operations for 1995.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
- ---------------------

     Revenues of $14,104,000 for the three months ended March 31, 1996, were $91,000 higher than the three months ended March 31, 1995. Exposition services revenue increased $1,668,000 to $7,495,000 related to an increase in registrations for 1996 along with the effect in 1996 of higher rates for "reader box" rental that were effective in mid-1995. Information services revenue increased approximately $1,000,000 to $5,238,000 attributable to continued growth in employment histories volume and criminal record volume. The three trade journals sold in August, 1995, had revenues of approximately $2,900,000 for the three months ended March 31, 1995, which resulted in a decrease in publishing revenues to $951,000 for the three months ended March 31, 1996.

     Interest income and other for the three months ended March 31, 1996, is higher than the same period in 1995, substantially all related to interest earned on cash and short-term investments.

     Operating costs for the three months ended March 31, 1996, are $370,000 lower than the same period in 1995. Exposition services costs increased approximately $800,000 to $4,774,000 during the three months ended March 31, 1996, as compared with the same period in 1995, consisting of costs related to the increase in registration volume and the payroll costs of operating personnel which had been hired throughout 1995 at both exposition services divisions. Information services costs increased approximately $330,000 to $3,031,000 for the three months ended March 31, 1996, as compared with 1995. These cost increases consist of criminal records volume increase and personnel for new products or expanded markets reduced by lower costs related to non-trucking employment screening services, which costs had been pared back in late 1995 in connection with a more focused marketing of these services. Publishing costs attributable to the three trade journals sold in mid-1995 were approximately $1,800,000 during the three months ended March 31, 1995. Expansion into Europe and additional international seminars in 1996 have resulted in additional personnel and publishing costs at International Gaming and Wagering Business trade journal which partially offset the decrease from the trade journals sold.

     General and administrative expenses are $215,000 higher for the three months ended March 31, 1996, as compared with the same period in 1995. The reduction in expenses during 1996 attributable to the trade journals sold in 1995 were more than offset by increases in expenses of the other divisions related to continued growth, and a provision for possible losses of prepaid production costs, which prepayments were made to a digital information vendor during 1995 and early 1996.

     Interest expense is $41,000 lower during three months ended March 31, 1996, as compared with the same period in 1995, mainly related to principal payments on debt during the past year.

     Depreciation and amortization did not substantially change for the three months ended March 31, 1996, as compared with the same period in 1995.

     Provision for income taxes as a percent of income before income taxes is higher than the statutory federal income tax rate since goodwill amortization related to acquisitions is not deductible for income tax purposes.

     Financial Condition
     -------------------

     The changes in the Company's financial condition during the three months ended March 31, 1996, are mainly seasonal changes related to the Company's exposition services and trade publishing operations. A $16,000,000 line of credit commitment has been obtained from a bank that can be used for acquisitions and would replace the Company's other bank lines of credit.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               27   Financial data schedule

          (b)  Reports on Form 8-K.

               No report on Form 8-K was filed during the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      T/SF COMMUNICATIONS CORPORATION
                                                 (Registrant)



Date: May 14, 1996                    By: /s/ Howard G. Barnett, Jr.
                                         --------------------------------------
                                              Howard G. Barnett, Jr.
                                               Chairman, Chief Executive Officer
                                               and President



Date: May 14, 1996                    By: /s/ J. Gary Mourton
                                         --------------------------------------
                                              J. Gary Mourton, Senior Vice
                                               President-Finance and Chief
                                               Financial Officer