Form 10-Q
period 1996-06-30
T SF COMMUNICATIONS CORP
filed 1996-08-14
CIK 847841

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from _______ to _______

Commission file number  1-10263
                        -------

                        T/SF COMMUNICATIONS CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                     73-1341805
- ---------------------------------------  ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

2407 East Skelly Drive, Tulsa, Oklahoma                  74105
- ---------------------------------------  ---------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (918) 747-2600
                                                     --------------

                                      N/A
- --------------------------------------------------------------------------------
                          (Former Name of Registrant)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.10 Par Value Per Share.

At August 13, 1996, there were 3,353,065 shares of the registrant's Common Stock outstanding.

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

                        T/SF COMMUNICATIONS CORPORATION

                                     INDEX


                                                          Page No.
                                                          --------
PART I    Financial Information

                Item 1
                ------

                      Consolidated Balance Sheets -           4-5
                      June 30, 1996 (unaudited) and
                      December 31, 1995

                      Consolidated Statements of                6
                      Operations - Three Months and
                      Six Months Ended June 30, 1996
                      and 1995 (unaudited)

                      Consolidated Statements of Cash         7-8
                      Flows - Six Months Ended June
                      30, 1996 and 1995 (unaudited)

                      Notes to Consolidated Financial        9-10
                      Statements

                Item 2
                ------

                      Management's Discussion and           10-11
                      Analysis of Financial Condition
                      and Results of Operations

PART II   Other Information

                Item 4
                ------

                      Submission of Matters to a Vote          12
                      of Security Holders

                Item 6
                ------

                       Exhibits and Reports on Form 8-K         12

                                    PART I

                         Item 1. Financial Information

                        T/SF COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                         June 30,   December 31,
                                                           1996        1995
                                                         --------   ------------
                                                       (Unaudited)
                    ASSETS

Current Assets:
  Cash and cash equivalents                              $ 13,429  $   13,383
  Short-term investments                                    1,000       1,000
  Accounts receivable, less reserve for doubtful accounts
    of $625 in 1996 and $516 in 1995                        9,512       8,209
  Inventories                                                 226         181
  Deferred tax assets                                         706         494
  Current contract receivable and other current assets      2,658       3,050
  Refundable income taxes                                   2,644       3,239
                                                          -------     -------
    Total current assets                                   30,175      29,556
                                                          -------     -------

Contract and Notes Receivable and Investments               2,099       2,721
                                                          -------     -------

Property, Plant and Equipment, at cost:
  Exposition equipment                                      3,028       2,987
  Data processing and office furniture and equipment        7,511       6,653
                                                          -------     -------
                                                           10,539       9,640
  Less - accumulated depreciation                           5,894       4,739
                                                          -------     -------
                                                            4,645       4,901
                                                          -------     -------

Deferred Tax Assets                                           806       1,456
                                                          -------     -------

Intangibles and Other Assets, net                          14,568      14,810
                                                          -------     -------

                                                          $52,293     $53,444
                                                          =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                       June 30,   December 31,
                                                         1996        1995
                                                       --------   ------------
                                                      (Unaudited)
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                       $ 4,073     $ 4,200
  Accrued liabilities                                      4,442       5,509
  Deferred revenue                                         4,641       3,255
  Current portion of long-term debt                          663       1,266
                                                         -------     -------
    Total current liabilities                             13,819      14,230
                                                         -------     -------

Long-Term Debt                                             2,145       4,529
                                                         -------     -------


Deferred Contract Liabilities and Credits                  1,778       2,199
                                                         -------     -------


Stockholders' Equity, per accompanying statement:
  Preferred stock, $10 par value, 1,000 shares
    authorized, no shares issued and outstanding               -           -
  Common stock, $.10 par value, 10,000 shares
    authorized, 3,353 and 3,349 shares issued and
    outstanding                                              332         332
  Additional paid-in capital                              13,532      13,475
  Retained earnings                                       20,687      18,679
                                                         -------     -------

    Total stockholders' equity                            34,551      32,486
                                                         -------     -------


                                                         $52,293     $53,444
                                                         ========    =======

The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                    Three Months Ended     Six Months Ended
                                                        June 30,               June 30,
                                                  -------------------     -------------------
                                                    1996        1995       1996        1995
                                                  -------     -------     -------     -------
                                                                   (Unaudited)
Revenues
  Operating revenues                              $15,622     $15,860     $29,306     $29,634
  Interest income and other                           666         562       1,086         802
                                                  -------     -------     -------     -------

                                                   16,288      16,422      30,392      30,436
                                                  -------     -------     -------     -------

Costs and Expenses:
  Operating costs                                   9,645      11,304      18,383      20,411
  General and administrative                        3,429       2,729       6,576       5,662
  Interest                                            137         242         288         434
  Depreciation and amortization                       914         994       1,798       1,906
                                                  -------     -------     -------     -------
                                                   14,125      15,269      27,045      28,413
                                                  -------     -------     -------     -------

Income before income taxes                          2,163       1,153       3,347       2,023

Provision for income taxes                           (861)       (475)     (1,339)       (895)

Minority interest in consolidated
  subsidiaries                                          -        (134)          -        (266)
                                                  -------     -------     -------     -------

  Income from continuing operations                 1,302         544       2,008         862

Discontinued operation, net                             -           7           -         (15)
                                                  -------     -------     -------     -------

Net income                                        $ 1,302     $   551     $ 2,008     $   847
                                                  =======     =======     =======     =======
Earnings per common and
  common equivalent share:
  Continuing operations                           $  0.37     $  0.14     $  0.57     $  0.22
  Discontinued operations                               -           -           -           -
                                                  -------     -------     -------     -------
                                                  $  0.37     $  0.14     $  0.57     $  0.22
                                                  =======     =======     =======     =======

Cash dividends per common share                   $     -     $  0.27     $     -     $  0.27
                                                  =======     =======     =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                           Six Months Ended
                                                               June 30,
                                                         --------------------
                                                           1996       1995
                                                         --------  ----------
                                                             (Unaudited)
Cash flows from operating activities:
  Net income                                             $  2,008    $   847
                                                         --------    -------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                         1,798      1,906
      Accretion of interest expense                           114         31
      Loss on sale of assets                                    -         19
      Changes in assets and liabilities:
        Accounts receivable and refundable
           income taxes                                      (707)    (1,724)
        Inventories                                           (45)       159
        Current contract receivable and
           other current assets                               360       (535)
        Intangibles and other assets                         (146)      (226)
        Accounts payable and accrued liabilities           (1,130)    (1,208)
        Deferred revenue                                    1,386      1,412
        Deferred income taxes                                 438        (36)
        Minority interest                                       -        266
                                                         --------    -------

             Total adjustments                              2,068         64
                                                         --------    -------

    Net cash provided by operating activities               4,076        911
                                                         --------    -------

Cash flows from investing activities:
  Net sales of short-term investments                           -      2,000
  Capital expenditures                                     (1,256)    (1,645)
  Collections on contract and notes receivable                740      3,826
  Payments on deferred contract liabilities                  (275)      (364)
  Net additions to investments                               (227)      (344)
  Proceeds from the sale of assets                              -        143
                                                         --------    -------

    Net cash provided by (used in) investing activities    (1,018)     3,616
                                                         --------    -------



  The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                                (In thousands)

                                                           Six Months Ended
                                                               June 30,
                                                         --------------------
                                                           1996       1995
                                                         --------  ----------
                                                             (Unaudited)
Cash flows from financing activities:
  Borrowings under bank lines-of-credit                         -       2,000
  Principal payments of long-term debt                     (3,069)       (479)
  Dividends on common and preferred stock                       -      (1,051)
  Purchase of parent stock                                      -      (7,861)
  Issuance of common stock                                     57           -
                                                         --------     -------

    Net cash used in financing activities                  (3,012)     (7,391)
                                                         --------     -------

  Net increase in cash and cash equivalents                    46      (2,864)

Cash and cash equivalents at beginning of period           13,383       4,585
                                                         --------     -------

Cash and cash equivalents at end of period               $ 13,429    $  1,721
                                                         ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
       For the three months and six months ended June 30, 1996 and 1995

       1.  Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months and six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

       On May 25, 1999, Tribune/Swab-Fox Companies, Inc. ("Tribune/Swab-Fox") was merged (the "Merger") with and into the Company. While the Merger was structured for legal purposes as a merger of Tribune/Swab-Fox with and into the Company, for accounting purposes, the Merger has been treated as a recapitalization of Tribune/Swab-Fox, with Tribune/Swab-Fox as the survivor (downstream merger). Accordingly, the historical financial statements of the Company, as the surviving entity, are the historical financial statements of Tribune/Swab-Fox. Earnings per share for the period prior to the Merger have been restated to reflect the number of equivalent shares giving effect to the recapitalization.

       2.  Common Stock and Earnings Per Share

       Weighted average common and common equivalent shares issued and outstanding during the three months and six months ended June 30, 1996, were 3,546,000 and 3,526,000 and the weighted average equivalent shares for the three months and six months ended June 30, 1995, were 3,872,000 and 3,869,000.

       3.  Income Taxes

       The income tax provision for the three months and six months ended June 30, 1996 and 1995, does not bear a normal relationship to the statutory federal income tax rate of 34%, mainly as a result of amortization of goodwill related to acquisitions and state income taxes.

       4.  Reclassification

       Certain reclassifications have been made to the 1995 financial statements to conform to the presentation in the 1996 financial statements. These reclassifications have no effect on results of operations for 1995.

       5.  Bank Financing

       Effective June 30, 1996, the Company replaced its bank lines of credit (totaling $3,750,000) with a $16,000,000 line of credit, interest at New York prime rate, which can be used for acquisitions and working capital. The line of credit includes the option to convert outstanding balances to term loans, payable in semi-annual installments over four years, and is secured by the pledge of the common stock of the Company's operating subsidiaries. No balance was outstanding on the line of credit at June 30, 1996.



Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

Results of Operations
- ---------------------

       Revenues of $16,288,000 and $30,392,000 for the three months and six months ended June 30, 1996, were $134,000 and $44,000 lower, respectively, than the three months and six months ended June 30, 1995. Exposition services revenue increased $1,850,000 for the three months and $3,630,000 for the six months ended June 30, 1996, related to an increase in registration services for 1996, along with the effect in 1996 of higher rates effective mid-1995, for "reader box" rental and an increase in convention publishing, both dailies and directories. Information services revenue increased approximately $970,000 for the three months and $1,970,000 for the six months ended June 30, 1996, attributable to continued growth in employment histories volume, criminal record volume, and pre-employment screening services. Revenues for the three trade journals sold in August, 1995, were approximately $3,500,000 and $6,400,000 for the three months and six months ended June 30, 1995, respectively, resulting in a decrease in publishing revenues to $1,195,000 for the three months and $2,140,000 for the six months ended June 30, 1996. An increase in advertising revenue for the remaining trade publication (IGWB, also known as Gaming and Wagering Business) reduced the effect of the decrease from the publications sold.

       Interest income and other for the three months and six months ended June 30, 1996, is higher than the same periods in 1995, substantially all related to interest earned on cash and short-term investments.

       Operating costs for the three months and six months ended June 30, 1996, are $1,659,000 and $2,028,000, respectively, lower than the same periods in 1995. Exposition services costs increased approximately $35,000 and $840,000 during the three months and six months ended June 30, 1996, respectively, as compared with the same periods in 1995, consisting of costs related to the increase in registration services volume and the payroll costs of operating personnel which had been hired mainly in the first quarter of 1995 at both exposition services divisions. Information services costs increased approximately $330,000 and $745,000 for the three months and six months ended June 30, 1996, respectively, as compared with 1995. These cost increases are a result of criminal records volume increase and personnel for new products or expanded markets reduced by lower costs related to non-trucking employment screening services, which costs had been pared back in late 1995 in connection with a more focused marketing of these services. Publishing costs attributable to the three trade journals sold in mid-1995 were approximately $1,400,000 for the three months and $3,200,000 for the six months ended June 30, 1995. Expansion into Europe, a new seminar in Mexico and moving a conference to the second quarter of 1996 have resulted in additional personnel and publishing costs at IGWB, which has partially offset the decrease in costs resulting from the sale of the three trade journals.

       General and administrative expenses are $700,000 and $914,000 higher for the three months and six months ended June 30, 1996, respectively, as compared with the same periods in 1995. The 1996 reductions in expenses attributable to the trade journals sold in 1995 were more than offset by increases in expenses at the other divisions related to continued growth, a provision for possible losses of prepaid production costs, which prepayments were made to a digital information vendor during 1995 and early 1996. Also, in June, 1996, the Company suffered a $450,000 loss on the remaining amounts due from the buyer of Shopper's Guide assets and operations sold in 1994. The Company had retained a right to future profits which right was lost when the buyer sold these operations to a third party in July, 1996, at which date the Company received a final payment of $200,000.

       Interest expense is $105,000 and $146,000 lower during the three months and six months ended June 30, 1996, respectively, as compared with the same periods in 1995, mainly related to principal payments on debt during the past year.

       Depreciation and amortization is $80,000 and $108,000 lower for the three months and six months ended June 30, 1996, respectively, as compared with the same periods in 1995, attributable to the assets of the three publications sold in August, 1995, mainly goodwill and advertising lists, reduced by increases in depreciation at each of the remaining operations related to capital expenditures.

       Financial Condition
       -------------------

       The changes in the Company's financial condition during the three months and six months ended June 30, 1996, are mainly seasonal changes related to the Company's exposition services and trade publishing operations. A $16,000,000 line of credit has been obtained from a bank that can be used for acquisitions and working capital and which replaced the Company's other bank lines of credit. One of the long-term notes payable with a balance of approximately $2,500,000 was paid in the quarter ended June 30, 1996.

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

       The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on June 4, 1996.

       (a) Creation of a Board of Directors composed of eleven members (11) and the election of nine (9) members at the annual meeting.

           For - 3,106,268 shares; Against - 4,299 shares; Abstain - 62 shares

       (b) Election of the following nine (9) persons as directors, all of whom were currently on the Board of Directors.

                Director Nominee       Number of Shares of Common Stock
                ----------------       --------------------------------

                                          For        Withheld Authority
                                          ---        ------------------

           Howard G. Barnett, Jr.      3,110,309              320
           Martin F. Beck              3,109,059            1,570
           Robert E. Craine, Jr.       3,110,309              320
           William N. Griggs           3,030,562           80,067
           David Lloyd Jones           3,110,309              320
           Jenkin Lloyd Jones Jr.      3,110,309              320
           Mark A. Leavitt             3,109,059            1,570
           Robert J. Swab              3,110,309              320
           Martin A. Vaughan           3,110,309              320

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits.

      10.1 Revolving Credit Agreement, dated as of June 30, 1996, between and among T/SF Communications Corporation, a Delaware corporation, and T/SF Investment Co., a wholly-owned subsidiary of T/SF Communications Corporation, a Delaware corporation ("Borrowers") and BancFirst, a state banking association ("Bank").

      10.2 Pledge Agreement dated as of June 30, 1996, between T/SF Communications Corporation ("Pledgor") and BancFirst.

      10.3 Pledge Agreement dated as of June 30, 1996, between T/SF Investment Co. ("Pledgor") and BancFirst.

      27   Financial data schedule

       (b) Reports on Form 8-K.

           No report on Form 8-K was filed during the quarter ended June 30, 1996.

                                  SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      T/SF COMMUNICATIONS CORPORATION
                                                (Registrant)



Date: August 13, 1996                 By: /s/ Howard G. Barnett, Jr.
                                         -------------------------------------
                                              Howard G. Barnett, Jr.
                                              Chairman, Chief Executive Officer
                                              and President



Date: August 13, 1996                 By: /s/ J. Gary Mourton
                                         -------------------------------------
                                              J. Gary Mourton, Senior Vice
                                              President-Finance and Chief
                                              Financial Officer