Form 10-Q
period 1996-09-30
T SF COMMUNICATIONS CORP
filed 1996-11-14
CIK 847841

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from _______ to _______

Commission file number  1-10263
                        --------

                        T/SF COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                         73-1341805
-------------------------------                    --------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

2407 East Skelly Drive, Tulsa, Oklahoma                      74105
----------------------------------------           --------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (918) 747-2600
                                                   --------------------------


                                      N/A
------------------------------------------------------------------------------
                          (Former Name of Registrant)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.10 Par Value Per Share.

At November 13, 1996, there were 3,354,276 shares of the registrant's Common Stock outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No ____

                        T/SF COMMUNICATIONS CORPORATION

                                     INDEX

                                                                      Page No.
                                                                      --------
PART I   Financial Information

          Item 1
          ------

           Consolidated Balance Sheets - September 30, 1996              4-5
           (unaudited) and December 31, 1995

           Consolidated Statements of Operations - Three Months            6
           and Nine Months Ended September 30, 1996 and 1995
           (unaudited)

           Consolidated Statements of Cash Flows - Nine Months           7-8
           Ended September 30, 1996 and 1995 (unaudited)

           Notes to Consolidated Financial Statements                   9-11


          Item 2
          ------

           Management's Discussion and Analysis of Financial           11-13
           Condition and Results of Operations

PART II  Other Information

          Item 6
          ------

           Exhibits and Reports on Form 8-K                               13

                                    PART I

                         Item 1. Financial information

                        T/SF COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                               September 30,    December 31,
                                                                   1996             1995
                                                               -------------    ------------
                                                                (Unaudited)
                                    ASSETS

Current Assets:
  Cash and cash equivalents                                     $     5,236     $   13,383
  Short-term investments                                                  -          1,000
  Accounts receivable, less reserve for doubtful accounts
    of $654 in 1996 and $516 in 1995                                  9,462          8,209
  Inventories                                                           192            181
  Deferred tax assets                                                   824            494
  Current contract receivable and other current assets                3,698          3,050
  Refundable income taxes                                             1,849          3,239
                                                                -----------     ----------

    Total current assets                                             21,261         29,556
                                                                -----------     ----------

Contract and Notes Receivable and Investments                         1,487          2,721
                                                                -----------     ----------
Property, Plant and Equipment, at cost
  Exposition equipment                                                3,147          2,987
  Other                                                               7,697          6,653
                                                                -----------     ----------

                                                                     10,844          9,640
  Less - accumulated depreciation                                     6,121          4,739
                                                                -----------     ----------
                                                                      4,723          4,901
                                                                -----------     ----------

Deferred Tax Assets                                                     446          1,456
                                                                -----------     ----------

Intangibles and Other Assets, net                                    31,437         14,810
                                                                -----------     ----------

                                                                $    59,354     $   53,444
                                                                ===========     ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)


                                                               September 30,   December 31,
                                                                   1996            1995
                                                               -------------   -----------
                                                                (Unaudited)
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                              $     5,250     $    4,200
  Accrued liabilities                                                 4,622          5,509
  Deferred revenue                                                    8,118          3,255
  Current portion of long-term debt                                     888          1,266
                                                                -----------     ----------

    Total current liabilities                                        18,878         14,230
                                                                -----------     ----------
Long-term Debt                                                        3,769          4,529
                                                                -----------     ----------
Deferred Contract Liabilities and Credits                             1,703          2,199
                                                                -----------     ----------
Stockholders' Equity:
  Preferred stock, $10 par value, 1,000 shares authorized,
    no shares issued and outstanding                                      -              -
  Common stock, $.10 par value, 10,000 shares authorized,
    3,354 and 3,349 shares issued and outstanding                       333            332
  Additional paid-in capital                                         13,559         13,475
  Retained earnings                                                  21,112         18,679
                                                                -----------     ----------
    Total stockholders' equity                                       35,004         32,486
                                                                -----------     ----------

                                                                $    59,354     $   53,444
                                                                ===========     ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                      Three Months Ended           Nine Months Ended
                                                         September 30,               September 30,
                                                    ---------------------         ---------------------
                                                      1996         1995             1996         1995
                                                    --------     --------         --------     --------
                                                                        (Unaudited)
Revenues:
  Operating revenues                                $ 14,071     $ 11,526         $ 43,377     $ 41,160
  Interest income and other                              642          637            1,728        1,439
  Gain on sale of trade journals                           -       11,739                -       11,739
                                                    --------     --------         --------     --------
                                                      14,713       23,902           45,105       54,338
                                                    --------     --------         --------     --------
Costs and Expenses:
  Operating costs                                      9,166        8,527           27,549       28,938
  General and administrative                           3,713        2,393           10,289        8,055
  Interest                                               125          217              413          651
  Depreciation and amortization                        1,045          829            2,843        2,735
                                                    --------     --------         --------     --------
                                                      14,049       11,966           41,094       40,379
                                                    --------     --------         --------     --------
Income before income taxes                               664       11,936            4,011       13,959
Income tax provision                                (    239)    (  1,306 )       (  1,578 )   (  2,201 )
Minority interest in consolidated
  subsidiaries                                             -            -                -     (    266 )
                                                    --------     --------         --------     --------
  Income from continuing operations                      425       10,630            2,433       11,492
Discontinued operation, net                                -     (      3 )              -     (     18 )
                                                    --------     --------         --------     --------
Net income                                          $    425     $ 10,627         $  2,433     $ 11,474
                                                    ========     ========         ========     ========

Earnings per common and
  common equivalent share:
    Continuing operations                           $   0.12     $   2.78         $   0.69     $   2.98
    Discontinued operations                                -            -                -            -
                                                    --------     --------         --------     --------
                                                    $   0.12     $   2.78         $   0.69     $   2.98
                                                    ========     ========         ========     ========

Cash dividends per common share                     $      -     $      -         $      -     $   0.27
                                                    ========     ========         ========     ========

 The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                               Nine Months Ended
                                                                 September 30,
                                                           --------------------------
                                                             1996               1995
                                                           --------          --------
                                                                    (Unaudited)
Cash flows from operating activities:
  Net income                                               $  2,433          $ 11,474
                                                           --------          --------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                           2,843             2,735
      Accretion of interest expense                             177                83
      Gain on sale of assets                               (    328)         ( 11,719)
      Changes in assets and liabilities:
        Accounts receivable                                (    178)         (    566)
        Inventories                                        (     11)               94
        Other current assets                               (    645)         (  1,939)
        Intangibles and other assets                       (    150)         (    164)
        Accounts payable and accrued liabilities                465                90
        Deferred revenue                                      4,863             3,907
        Minority interest                                         -               266
        Deferred income taxes                                   766          (    514)
                                                           --------          --------

             Total adjustments                                7,802          (  7,727)
                                                           --------          --------
    Net cash provided by operating activities                10,235             3,747
                                                           --------          --------
Cash flows from investing activities:
  Sale of short-term investments                              1,000             1,000
  Capital expenditures                                     (  1,955)         (  2,062)
  Collections on contract and notes receivable                1,305             5,178
  Payments on deferred contract liabilities                (    603)         (    499)
  Additions to investments, net                            (     27)         (    289)
  Proceeds from the sale of assets                              770            18,537
  Payments for acquisitions, net of cash acquired          ( 15,691)                -
                                                           --------          --------

    Net cash provided by (used in) investing activities    ( 15,201)           21,865
                                                           --------          --------

 The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                                (In thousands)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                    -------------------------
                                                                     1996              1995
                                                                    -------          --------
                                                                            (Unaudited)
Cash flows from financing activities:
  Principal payments of long-term debt                              ( 3,265)         (  2,250)
  Issuance of common stock                                               84                21
  Acquisition of common stock retired                                     -          (  5,113)
  Purchase of parent stock                                                -          (  7,861)
  Dividends on common and preferred stock                                 -          (  1,051)
                                                                    -------          --------

    Net cash used in financing activities                           ( 3,181)         ( 16,254)
                                                                    -------          --------

  Net increase (decrease) in cash and cash equivalents              ( 8,147)            9,358

Cash and cash equivalents at beginning of period                     13,383             4,585
                                                                    -------          --------

Cash and cash equivalents at end of period                          $ 5,236          $ 13,943
                                                                    =======          ========

 The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
    For the three months and nine months ended September 30, 1996 and 1995


     1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months and nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     On May 25, 1995, Tribune/Swab-Fox Companies, Inc. ("Tribune/Swab-Fox") was merged (the "Merger") with and into the Company. While the Merger was structured for legal purposes as a merger of Tribune/Swab-Fox with and into the Company, for accounting purposes, the Merger has been treated as a recapitalization of Tribune/Swab-Fox, with Tribune/Swab-Fox as the survivor (downstream merger). Accordingly, the historical financial statements of the Company, as the surviving entity, are the historical financial statements of Tribune/Swab-Fox. Earnings per share for the period prior to the Merger have been restated to reflect the number of equivalent shares giving effect to the recapitalization.

     2.  Common Stock and Earnings Per Share

     Weighted average common and common equivalent shares issued and outstanding during the three months and nine months ended September 30, 1996, were 3,550,000 and 3,537,000, respectively, and the weighted average equivalent shares for the three months and nine months ended September 30, 1995, were 3,817,000 and 3,852,000, respectively.

     3.  Income Taxes

     The income tax provision for the three months and nine months ended September 30, 1996 and 1995, does not bear a normal relationship to the statutory federal income tax rate of 34%, mainly as a result of amortization of goodwill related to acquisitions, a change in the valuation reserve related to a net operating loss carryforward and state income taxes.

    4. Significant Acquisition

     On August 15, 1996, the Company acquired all of the issued and outstanding capital stock of CORSEARCH, Inc., a Delaware corporation ("CORSEARCH"), based in New York,

New York. CORSEARCH is a leading provider of trademark and tradename research and information services, utilizing both proprietary and public databases.

     The Company paid $14,400,000 in cash and $900,000 in notes and assumed approximately $1,300,000 in additional non-operating liabilities to acquire the stock of CORSEARCH. In addition, the Company agreed to pay additional consideration in the year 2000 to the two senior managers/stockholders of CORSEARCH, predicated upon CORSEARCH achieving certain pre-tax income levels in the years 1997, 1998 and 1999. The minimum agreed additional consideration of $1,500,000 was recorded at the current discounted amount of approximately $1,100,000. The Company used available working capital funds and a $3 million advance under its bank credit facility to acquire CORSEARCH. Subsequently, the Company has paid off the $3 million advance.

     In connection with the closing of the acquisition, CORSEARCH entered into employment agreements with its two senior managers which provide for base salaries, bonuses based on achieving escalating "net income" targets and covenants not to compete. These employment agreements run through December 31, 1999.

     CORSEARCH's assets include proprietary databases, two large mini-computers to access the databases, telecommunication equipment, furniture and office equipment, and $200,000 of working capital.

     The Company accounted for this acquisition under the purchase method and recorded approximately $16,700,000 as costs in excess of assets acquired (i.e. goodwill) which will be amortized over 30 years.

     The results of operations of CORSEARCH are included in the Company's results of operations since the August 15, 1996, acquisition date. If the acquisition had been consummated as of January 1, 1995, the Company's unaudited pro forma revenues and net income for the nine months ended September 30, 1996 and 1995, would have been as follows; however, such pro forma information is not necessarily indicative of what actually would have occurred had the transactions occurred on that date.

                         Nine Months Ended
                           September 30,
                        -------------------
                        1996           1995
                        -------------------
                          (In thousands)
Revenues                  $49,279   $58,731
Net income                $ 2,492   $10,817
Net income per share      $  0.70   $  2.81

    5. Reclassification

    Certain reclassifications have been made to the 1995 financial statements to conform to the presentation in the 1996 financial statements. These reclassifications had no effect on results of operations for 1995.

    6.  Bank Financing

    Effective June 30, 1996, the Company replaced its bank lines of credit (totaling $3,750,000) with a $16,000,000 line of credit, interest at New York prime rate, which can be used for acquisitions and working capital. The line of credit includes the option to convert outstanding balances to term loans, payable in semi-annual installments over four years, and is secured by the pledge of the common stock of the Company's operating subsidiaries. No balance was outstanding on the line of credit at September 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -----------------------------------

Results of Operations
---------------------

     Revenues of $14,713,000 for the three months and $45,105,000 for the nine months ended September 30, 1996, were $9,189,000 and $9,233,000, respectively, lower than for the same periods ended September 30, 1995. The revenue decrease for both the three month and nine month periods in 1996 is mainly a result of the $11,739,000 gain on sale of trade journals which occurred in the three months ended September 30, 1995. Partially offsetting this decrease is revenue from CORSEARCH of $896,000 from the date of its acquisition (August 15, 1996) through September 30, 1996. In addition, exposition services revenue increased $405,000 during the three months and $4,031,000 during the nine months ended September 30, 1996, with substantial growth occurring in this division related to new trade show customers, large bi-annual trade shows which have occurred in 1996 and the effect of the favorable economy resulting in an increase in trade show registrations and exhibitors, along with the effect in 1996 of price increases that were effective in mid-1995 for rental of Expocard reader boxes. Publishing revenues increased slightly during the three months ended September 30, 1996, as a result of an increase in advertising pages in 1996, and decreased $5,763,000 during the nine months in 1996, since the trade journals sold had revenues of approximately $6,400,000 in 1995 through the date of sale. Information services revenue increased $1,108,000 for the three months and $3,070,000 for the nine months ended September 30, 1996, respectively, attributable to continued growth in the volume of employment histories sold, volume of criminal records sold, and pre-employment screening services outside the trucking industry.

     Interest income and other for the nine months ended September 30, 1996, is higher than the same period in 1995, substantially all related to interest earned on cash and short-term investments until the funds were substantially used in the CORSEARCH acquisition.

     Operating costs and expenses were $639,000 higher for the three months and $1,389,000 lower for the nine months ended September 30, 1996, as compared with the same periods in 1995. The decrease for the nine months is related to publishing costs in 1995 of approximately $3,200,000 for the period in 1995 until the three trade journals were sold. The increase for the three months and a partial offset to the decrease for the nine months in 1996 include: an increase in exposition services costs of approximately $250,000 for the three months and $1,100,000 for the nine months ended September 30, 1996, consisting of costs related to the increase in registration services volume and payroll costs of operating personnel that had been hired mainly in the first quarter of 1995 at both operating units in the exposition services division; an increase in information services costs of approximately $280,000 for the three months and $1,070,000 for the nine months ended September 30, 1996, attributable to criminal records volume increase and personnel for new products or expanded markets reduced by lower costs related to non-trucking employment screening services, which costs were pared back in late 1995 in connection with a more focused marketing of these services; and operating expenses of CORSEARCH since the date of acquisition, of approximately $300,000. Also, publishing costs at International Gaming and Wagering Business have increased related to expansion
------------------------------------------
into Europe, a new seminar in Mexico and additional personnel during 1996.

     General and administrative expenses were $1,320,000 higher for the three months and $2,234,000 higher for the nine months ended September 30, 1996, as compared with the same periods in 1995. The 1996 reduction in expenses attributable to the trade journals sold in 1995 was more than offset by increases in expenses at the other divisions related to continued growth, the expenses of CORSEARCH since the date of acquisition, legal and accounting consulting costs related to various income tax examinations which have been in progress during 1996, a provision for losses of prepaid production costs, which prepayments were made to a digital information vendor during 1995 and early 1996, and a $450,000 loss on the remaining amounts due from the buyer of Shopper's Guide assets when a final payment of $200,000 was received in July, 1996, upon sale of the assets by the buyer to a third party.

     Interest expense decreased $92,000 for the three months and $238,000 for the nine months ended September 30, 1996, as compared with the same periods in 1995, resulting from the payoff of a note with a balance of approximately $2,500,000 during the second quarter of 1996, and principal payments on other debt during the past year. Also, in late May, 1995, the Company borrowed $2,000,000 under one of its lines of credit in connection with the Merger and the related acquisition of equivalent shares for cash (this borrowing was repaid in early August, 1995), which increased interest expense in 1995.

     Depreciation and amortization increased $216,000 for the three months and $108,000 for the nine months ended September 30, 1996, as compared with the same periods in 1995. Substantially all of the increase is related to the depreciable assets of CORSEARCH which was acquired August 15, 1996, including the amortization of goodwill related to the purchase costs. The increase in depreciation and amortization of capital expenditures during the last year substantially offset the decrease in depreciation and amortization of the assets sold in August, 1995.

     Provision for income taxes as a percent of income before income taxes is lower than the statutory federal income tax rate of 34% for 1995 mainly because of the reduction in the valuation reserve related to a net operating loss carryforward and is higher than the statutory Federal income tax rate of 34% for 1996 as a result of goodwill amortization related to acquisitions not being deductible for income tax purposes and state income taxes.

     Financial Condition
     -------------------

     The changes in the Company's financial condition during the nine months ended September 30, 1996, are mainly related to cash used to acquire CORSEARCH, cash used to pay certain long-term debt and the increase in intangible assets related to the CORSEARCH acquisition. Deferred revenues include amounts related to the World Gaming Congress held in October, 1996.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          2.1 Stock Purchase Agreement (CORSEARCH, Inc.), dated August 15, 1996 (incorporated by reference to Exhibit 2.1 to the Company's report on Form 8-K dated August 15, 1996).

          99.1 Employment Agreement, dated August 15, 1996, by and between CORSEARCH, Inc., and Robert Frank (incorporated by reference to
               Exhibit 99.1 to the Company's report on Form 8-K dated August 15,
               1996).

          27   Financial data schedule.

     (b)  Reports on Form 8-K.

          On August 30, 1996, the Company filed a report on Form 8-K to report under Item 2 the acquisition on August 15, 1996, of CORSEARCH, Inc. On October 29, 1996, the Company amended this Form 8-K in order to include financial statements as required by Item 7 with respect to the acquisition of CORSEARCH, Inc.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              T/SF COMMUNICATIONS CORPORATION
                                         (Registrant)



Date: November 13, 1996          By: /s/ Howard G. Barnett, Jr.
                                     ----------------------------------------
                                         Howard G. Barnett, Jr.
                                           Chairman, Chief Executive Officer
                                           and President


Date: November 13, 1996          By: /s/ J. Gary Mourton
                                     ----------------------------------------
                                         J. Gary Mourton, Senior Vice
                                           President-Finance and Chief
                                           Financial Officer