Form 10-K
period 1996-12-31
T SF COMMUNICATIONS CORP
filed 1997-03-14
CIK 847841

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
 (MARK ONE)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

     As of March 7, 1997, 3,298,076 shares of the registrant's Common Stock were outstanding. The aggregate market value of those shares held by nonaffiliates of the registrant on March 7, 1997, was approximately $39,775,000. For this purpose, the Common Stock was valued at $27.50 per share, being the closing price on March 7, 1997, on the American Stock Exchange on which the stock is traded. For purposes of this computation, only officers and directors of the registrant, the chief operating officer(s) of each of its material subsidiaries, and beneficial owners of more than 10 percent of the combined voting power of all voting securities of the registrant, and affiliates of such persons, were deemed to be affiliates.


                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference into this Form 10-K:

     1. Registrant's Current Report on Form 8-K, dated August 30, 1996, with respect to events occurring on August 15, 1996 (Part I, Item 1; Part IV, Item 14).

     2. Registrant's Form 8-K/A1, dated October 29, 1996, amending the Form 8-K referenced in 1. above (Part I, Item 1, Part IV, Item 14).

     3. Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed by April 30, 1997 (Part III, Items 10, 11, 12 and 13).

PART I

ITEM 1. BUSINESS

GENERAL

     The Company, operating through subsidiaries, is a diversified communications and information company. The Company was incorporated in Delaware on March 17, 1989. Unless the context otherwise requires, references to the "Company" include T/SF Communications Corporation and its consolidated subsidiaries. As of the end of 1996, the Company operated with three operating divisions: gaming media services (formerly called publishing), exposition services and information services.

     The gaming media services division is run through its G.E.M. Communications, Inc., subsidiary and its affiliates (together "G.E.M."). The activities of this division consist of a trade journal, International Gaming and Wagering Business ("IGWB") and three newsletters and owning and/or managing trade shows and conferences directed to the legalized gaming industry (as used hereafter, "IGWB" shall include such related activities). In February, 1997, the Company also acquired an 86% interest in Casino Publishing Company which publishes a small trade magazine, Casino Executive, the operation of which will be maintained separate from G.E.M. but is part of the Company's gaming media services division.

     The Company's exposition services business consists of Galaxy Registration, Inc. ("Galaxy"), a provider of trade show/convention registration services and exhibitor information and marketing services, and Atwood Convention Publishing, Inc. ("Atwood"), the publisher of various convention and trade show related publications, such as directories and convention daily newspapers, primarily on a contract basis, the publisher of Expo, The Magazine for Exposition Management ("Expo"), and promotion and marketing services for corporate exhibitors.

     The Company's information services division has two components:
Transportation Information Services, Inc., ("TISI") is engaged in the business of obtaining, processing and providing motor vehicle reports, truck driver employment information, criminal records and other pre-employment screening services primarily to the insurance and trucking industries. CORSEARCH, Inc. ("CORSEARCH") is in the business of providing trademark and tradename research and information services, utilizing both proprietary and public databases. CORSEARCH was acquired by the Company on August 15, 1996, as described below.

     Before October 1, 1992, the Company, through its Tulsa Tribune Company subsidiary ("Tribune") published a daily newspaper, The Tulsa Tribune, in Tulsa, Oklahoma. On September 30, 1992, the Company and World Publishing Company ("World"), the publisher of the morning daily newspaper in Tulsa, ended their 51 year joint operating arrangement. As a result of this transaction, the Company received approximately $12,850,000 in 1992, plus proceeds from liquidation of accounts receivable and inventory, received $450,000 per month through March 1, 1996, and The Tulsa Tribune was closed.

ACQUISITION OF CORSEARCH

     On August 15, 1996, the Company, through its wholly-owned subsidiary, T/SF Investment Co. ("T/SFIC"), entered into a Stock Purchase Agreement (the "Purchase Agreement") with all of the stockholders of CORSEARCH, based in New York, New York. Pursuant to the Purchase Agreement, T/SFIC acquired all of the issued and outstanding capital stock of CORSEARCH in exchange for $14,400,000 in cash, $900,000 in notes and approximately $1,300,000 in assumed non-operating liabilities. In addition, the Company agreed to pay additional consideration in 2000 and 2001 to the senior managers/stockholders of CORSEARCH (Robert Frank, President, and Robert Capshaw, Vice President-Marketing), predicated upon CORSEARCH achieving certain pre-tax income levels in 1997, 1998 and 1999, with a minimum additional payment of $1,500,000. Reference is made to the Company's Current Report on Form 8-K, dated August 30, 1996, with respect to transactions occurring on August 15, 1996, and the Company's Form 8K/A1, dated October 29, 1996, amending such Current Report, for a complete description of the acquisition of CORSEARCH, a description of the method by which any future payments will be made to Robert Frank and Robert Capshaw and certain pro forma financial information.

DESCRIPTION OF BUSINESS

     The following information describes the activities of the Company on a line of business or industry segment basis. Information is also provided with respect to the development of the business of each division during 1996. Reference is made to Note 10 to the Consolidated Financial Statements included in this Form 10-K for summary financial information on each segment of the Company's business. For the year ended December 31, 1994, the gaming media services segment (previously called "publishing" as G.E.M., then called BMT Communications, Inc., owned three other trade journals which were sold in 1995) contributed 33 percent of total revenues of the Company, with the information services segment (then consisting only of TISI) contributing 27 percent and the exposition services segment generating 37 percent. For the year ended December 31, 1995, the gaming media services segment results, which included the gain on the above described sale of the trade journals, contributed 37 percent of total revenues of the Company, the information services segment (only TISI) contributed 25 percent and the exposition services segment contributed 37 percent. For the year ended December 31, 1996, the gaming media services segment contributed 14 percent of total revenues of the Company, the information services segment (consisting of TISI for the entire year and CORSEARCH from August 16, 1996) contributed 35 percent and the exposition services segment contributed 49 percent. Because CORSEARCH was owned for only part of 1996, these percentages are not necessarily indicative of the current contribution of each such segment.

     GAMING MEDIA SERVICES (FORMERLY PUBLISHING)

     IGWB is a trade journal directed to the legalized gaming industry worldwide and, as such, generates most of its revenues from "business-to-business" advertising directed to the targeted readers of the journal. As part of its business, in 1996 G.E.M. also owned or operated, either directly or in partnership with others, several trade shows and conferences directed to the gaming industry. G.E.M. also published three gaming related newsletters in 1996 which are subscription supported.

     While G.E.M. achieved significant growth in revenues from trade show and publishing activities in 1996, G.E.M.'s operating income was negatively impacted by significantly increased costs associated with G.E.M.'s operating as a separate business unit rather than part of a larger trade journal publishing company after the sale of the other trade journals owned by then BMT Communications, Inc. (now G.E.M.) in 1995. The buyer of the three trade journals also acquired the services of many of the support staff that had previously been shared with the gaming related businesses and, accordingly, significant additional personnel were added to replace those services. The effect was that G.E.M.'s operating expenses increased significantly over its allocable share of the support services so replaced in the prior configuration of BMT Communications, Inc. The trade shows/conferences revenues in 1996 were approximately that of 1995. Also, because certain of these shows were not significantly profitable and G.E.M. bore the cost of personnel to service them, gross profit (revenues minus only direct expenses) from trade shows was lower in 1996 as compared to 1995 (based on the overhead allocated to these operations from BMT Communications, Inc.). IGWB, the trade journal, increased its total advertising pages to 610 pages in 1996, as compared to 531 pages in 1995. For the year, IGWB's activities recorded revenues of $4,465,000, as compared with $3,600,000 for 1995.

     The industry served by IGWB supports several competing journals or other print products targeted to the same readers and there are many other trade shows and conferences for the gaming industry throughout the world. Additionally, the money allocated for "trade" advertising has not grown as fast in recent years because alternative media/marketing techniques have competed effectively for advertising budgets. Because of this, in 1995, G.E.M. began aggressively pursuing an international strategy, increasing both editorial and circulation coverage outside of the United States. In addition, G.E.M. has looked to expand its presence in the U.S. market.

     The following activities in 1996 and early 1997 were part of this strategic thrust:

     . In 1995, G.E.M. held its first European Casino Executive Conference and this was held again in Vienna in 1996. While each conference lost money, it attracted the interest of other European organizations and in 1997 G.E.M. intends to hold a conference, called European Casino Congress, in Amsterdam in partnership or association with two European organizations, one a trade association and the other a magazine publisher. G.E.M.'s intent in entering into this partnership was to increase attendance and produce a profitable conference.

     . In June, 1996, G.E.M. acquired a 49% interest in African Gaming
       Publications of Johannesburg, South Africa, which publishes Gaming for Africa, a trade magazine for gaming industry executives in sub-Saharan Africa, and several specialty gaming publications for casino companies in South Africa. In addition, African Gaming Publications also owns and produces African Gaming Expo, a trade show for the gaming industry in Africa. South Africa is viewed by the industry as one of the next big expansion markets and the Company hopes that its acquisition of an interest in African Gaming Publications will help G.E.M. capitalize on that expected growth.

     . In June, 1996, the Company acquired a 19 percent interest in Casino
       Publishing Company ("CPC"), which publishes Casino Executive, a niche trade publication serving the senior managers at casinos in the United States. In February, 1997, the Company increased its interest in CPC and currently owns 86% of such entity, with the senior managers owning the remaining 14 percent. While this magazine was begun less than two years ago, and is not currently profitable, it has gained significant advertising support and the Company expects it to be profitable by the end of 1997. Casino Executive will operate independent of IGWB and the Company believes the ownership of two publications which have some overlapping readership (IGWB is a worldwide circulated magazine covering all aspects of the gaming industry, including casinos) will enhance the Company's position in the expanding worldwide gaming industry by firmly solidifying the Company's leadership position in the United States, the largest gaming market.

     The Company's gaming media services and exposition services were positively impacted by a softening in the costs of newsprint and coated paper prices, the primary raw material used in the Company's publishing activities. These prices had been rising in the second half of 1994, and increased approximately 54 percent in 1995. In 1996, these prices decreased approximately 16 percent.

    EXPOSITION SERVICES

     The Company's exposition services division consists of the activities conducted through Atwood and Galaxy. Atwood's principal line of business has traditionally consisted of the publication of daily newspapers, directories and related products for the attendees of trade shows and conventions, the management of which contracts with Atwood to provide such services. The vast majority of Atwood's revenues have been generated from advertisers -- who are usually also exhibitors at the trade show or otherwise have a presence there -- who utilize Atwood's services to promote their products and presence before, at and after the trade show or convention.

     Many trade show managers or other publishers are involved in this kind of publishing activity, but there are rarely more than two or three at any one show and Atwood only publishes when it contracts directly with the owner or manager of the show. This approach to the business allows Atwood to always have the "official" publication at the trade show or convention.

     After several years of growth, Atwood's operating income (earnings before interest, depreciation and taxes) decreased in 1995 from 1994 (operating income being $732,000 in 1995, including losses referred to below in developing electronic publishing, as compared to $1,417,000 in 1994). In 1996, Atwood's operating income rebounded to $1,666,000. Atwood's revenues increased from $15,052,000 in 1995 to $16,918,000 in 1996, though margins continued to be squeezed because of the cost of the added people to support the increased business volume in the maturing market for Atwood's traditional products and services. In addition, Atwood invested significant amounts in developing its electronic publishing capabilities (generally, CD-ROM and internet-based publishing services). In 1996, these losses were approximately $675,000 on a pre-tax basis, which included a write-off of $340,000 on an investment with a partner developing some of these new products, which went out of business in 1996. This compares to pre-tax losses of $350,000 in 1995 for these activities. It is intended that these and other additional investments will begin to be recouped in 1997 and thereafter as the business models continue to be refined and customers are attracted for these new services.

     Over the past several years Atwood has been successful in increasing its revenues and profits from activities other than its core business of daily newspapers for conventions and trade shows. These "non-core" publishing and information service activities which have become a major part of the Atwood business mix include the publication of industry and show directories, show and industry buying guides, publishing services for magazines of associations, including advertising sales, promotional and marketing services for exhibitors in the trade show context, digital publishing services for trade shows and associations and the publication of EXPO, The Magazine for Exposition Management. EXPO, which is dedicated to serving management of the exposition industry, is the official publication of the International Association for Exposition Management. Atwood generated slightly less than 44 percent of its 1996 revenue from its traditional show daily publishing activities, and expects that figure to continue to drop as a percentage of 1997 revenue.

     In 1996, Atwood performed publishing, communication and/or promotional services at approximately 247 trade shows and conventions and provided services to approximately 9,300 exhibitors.

     The Company acquired Galaxy, located in Frederick, Maryland, in March, 1994. Galaxy serves the convention and trade show management and corporate exhibitor markets with registration, information and marketing services on a national basis. In the course of providing registration and data management services for trade shows and conventions, Galaxy uses the "Galaxy Expocard" and related technology, which employs the use of the so-called "smart card" technology. Through Expocard, exhibitors and trade show managers gather information on registrants and, through the use of software and other technologies, are able to better manage their results from a trade show or convention, thereby aiding show managers in the marketing of their shows and exhibitors in their sales, marketing and lead management efforts.

     Galaxy's operating results for 1995 were less than its results for 1994. The main reason for this was a significant increase in employees which were added in the first quarter of 1995 to meet the customer service demand from the significant business increases seen in 1994 and 1995. By the end of 1994, it had become obvious that Galaxy could not, without significant additional investments in equipment and people, meet customer expectations at its then substantially increased business level. The Company recognized this and added a significant number of employees to deliver promised levels of customer service, with the result that operating margins were reduced on already contracted business. However, it was believed that the increased level of customer service would allow the Company to gradually increase the value of its services and the prices it receives therefor, and to attract additional business in the future. This proved to be the case, and in 1996 Galaxy had operating income (income before interest, depreciation, amortization and taxes) of $5,067,000 on revenues of $16,725,000. While these results were helped by seven large shows which are held only every two years, Galaxy proved its profitability in 1996.

     Based on Galaxy having shown its ability to profitably operate its business, in December, 1996, the Company hired a new chief executive officer for its exposition services division, Mr. Michael Goodwin. It is the intent of the Company in 1997 to strengthen the relationship between Atwood and Galaxy and to begin trying to take advantage of their joint position in the market place under the leadership of Mr. Goodwin.

     In 1996, Galaxy performed registration services at approximately 207 different shows and events, and provided lead management and related information services to approximately 35,000 exhibitors.

     INFORMATION SERVICES

     Until the acquisition of CORSEARCH in August, 1996, TISI was 100 percent of the Company's information services division. TISI provides motor vehicle reports, credit reports, worker compensation information, criminal reports and truck driver employment histories primarily to trucking companies (for pre-employment screening purposes) and the insurance industry (for underwriting purposes). Many of TISI's information services are competitive with those provided by other companies, many of which are significantly larger than the Company. Thus, many of such services are effectively commodities with the Company competing primarily with price. However, the Company's truck driver employment history data base is proprietary to the Company.

     In 1994, TISI began a significant new thrust through its NESS subsidiary, which was designed to provide pre-employment screening services to other industries by exploiting information resources of TISI and its pre-employment screening experience in the trucking industry. This effort incurred pre-tax losses of $408,000 in 1994, $1,054,000 in 1995 and $532,000 in 1996. By the
middle of 1996, it had become obvious that it was going to take significantly longer than anticipated for NESS to achieve profitability. This was determined to be primarily due to a significant increase in the number of participants in the pre-employment screening industry and the inability of NESS to distinguish itself from such competition. The Company attempted to effect a strategic relationship for NESS to allow it to continue to provide its services to its customers, but was unsuccessful. Hence, in February, 1997, the Company shut down NESS's business and transferred a portion of the business to TISI. The Company incurred shut down losses of approximately $150,000, on a pre-tax basis, as a result.

     TISI enjoyed significant growth in its "core business" (meaning, without NESS) in 1996, with pre-tax operating income increasing to $6,091,000 as compared to $4,447,000 in 1995 (also before NESS). TISI revenues for 1996 were $21,192,000 as compared to $17,507,000 for 1995 (both numbers are without NESS).

     TISI's core information services of selling motor vehicle reports ("MVR's") and employment history information to the trucking industry were up in 1996. With regard to MVR processing, margins continue to be pressured by competition whereas the employment history database continues to enjoy healthy margins. Revenue growth can be attributed to not only an increase in the trucking customer base (with which the Company has a significant competitive advantage due to the truck driver employment history database being proprietary), but to a mild recovery in the trucking industry after its significant capacity increases in 1994 and 1995. This is demonstrated by the increase of approximately $960,000 in revenues generated by the employment history file in 1996, as compared with 1995.

     Most of the rest of TISI's products showed improvement in 1996. In addition to continued growth in sales from its proprietary database of truck driver employment histories, gains were registered in this division's smaller, but profitable lines of worker's compensation claims reports and credit histories. The biggest gain came in the area of criminal records checking, which began in 1993. Revenues from this service were $4,096,000 in 1996, including revenue from Crimesearch, Inc., a small criminal records search company acquired by TISI in 1996, as compared to $2,469,000 in revenues in 1995.

     In November, 1996, the Company announced that it had engaged Prudential Securities Incorporated to advise the Company in exploring strategic alternatives, including the possible sale, of TISI. As the result of that engagement, since that time the Company has discussed a possible transaction with respect to TISI with a number of other companies. As of March 7, 1997, the Company has not yet reached a decision as to whether or not any transaction will occur.

     As noted above, CORSEARCH was acquired by the Company on August 15, 1996. CORSEARCH has been growing rapidly and has significantly increased its market share in the trademark and tradename research and information business over the last couple of years. For all of 1996, CORSEARCH's revenues were $7,200,000 as compared to $6,028,000 for 1995.

     The Company believes that CORSEARCH can grow rapidly and, accordingly, has been investing significantly in its growth. In February, 1997, CORSEARCH moved into expanded office space in New York City and since its acquisition in August, 1996, has hired and begun the training of 12 additional researchers with the intent of hiring significantly more researchers during the course of 1997 as business dictates.

     In 1996, CORSEARCH processed 21,000 searches, as compared to 18,000 in 1995. There are two other firms in the United States that compete directly with CORSEARCH and one, Thomson & Thomson, is significantly larger and controls the majority of the industry in the United States and worldwide. CORSEARCH competes in this market on a basis of service and product quality.

SEASONAL FACTORS

     The exposition services business is affected by the timing of conventions and trade shows, with most such shows operating in the March-May and September-November time frames.

IGWB's results are significantly impacted by the timing of its largest affiliate owned trade show, World Gaming Congress, which was held in October in 1995 and 1996, and will again be held in October in 1997.

EMPLOYEES

     As of March 3, 1997, the Company employed 566 persons on a full-time basis, none of whom is subject to a collective bargaining agreement. Of these, the following were employed in the various segments of the Company's business:

                                              Number of Full
                                              Time Employees
                                              --------------

                General and administrative           13
                G.E.M.                               32
                TISI                                171
                Atwood                              108
                Galaxy                              171
                CORSEARCH                            57
                Casino Executive                     14

     Most employees are salaried, with sales personnel receiving commissions on sales.

REGULATION

     The providing of motor vehicle reports and much of the other information provided by TISI on individuals is subject to various state and federal regulations concerning fair credit reporting and privacy. Generally, such laws regulate maintenance of records and responses to inquiries regarding possible errors in information provided. In addition, other legislation, including the Americans With Disabilities Act, limits the salability of this division's worker's compensation information.

ITEM 2. PROPERTIES

     Except as noted, the following description of properties is as of December 31, 1996. The Company leases all of its offices except the main executive and administrative offices of the Company, located at 2407 East Skelly Drive, Tulsa, Oklahoma, totaling approximately 5,400 square feet. The Company also leases approximately 38,800 square feet of space in Tulsa for TISI. TISI also leases a small office space in Chicago, Illinois.

     G.E.M. leases approximately 10,400 square feet in New York City, as well as a small office in Chicago, Illinois, and an affiliate's small office in Las Vegas, Nevada.

     Atwood leases 18,000 square feet in Overland Park, Kansas.

     Galaxy leases approximately 41,000 square feet of office and warehouse space in two locations in Frederick, Maryland.

     On February 1, 1997, CORSEARCH was released from the space it occupied when acquired by the Company and began occupying its new 22,000 square foot office in New York City.

     The above leases expire at various times from 1997 through 2009, required rental payments of $1,190,000 in 1996 and will require rental payments of $1,344,000 in 1997. See Note 8 to the Consolidated Financial Statements included in this Form 10-K for more information on the Company's lease obligations.

     The Company believes that its facilities are suitable and adequate for its immediate needs and that additional or substitute space is available if needed to accommodate expansion.

     During 1996 the Company sold the last piece of real estate which it owned directly as a result of the Company's merger in 1995 with its parent company, Tribune/Swab-Fox Companies, Inc. ("Tribune/Swab-Fox"). This sale occurred in June, 1996, and covered 28 acres of raw land in Tulsa, Oklahoma. The sale price was $690,000.

     As a result of the merger with Tribune/Swab-Fox, the Company owns a 49.99% interest in an Oklahoma limited liability company known as 1995 Land Company, L.L.C., which owns undeveloped real estate in Tulsa, Oklahoma. The Company's partner in this operation has sole management responsibility for these properties and this business.

ITEM 3. LEGAL PROCEEDINGS

     The following material cases or matters were pending against the Company as of March 7, 1997:

     1.   Robert E. Cotner v. The Tulsa Tribune, Steve Ward and Newspaper
          ---------------------------------------------------------------
Printing Corporation; Case No. CT 81-531; District Court of Tulsa County,
--------------------
Oklahoma. This is a defamation action in which Cotner seeks damages of $50,000 against Steve Ward, $300,000 from The Tulsa Tribune ("Tribune"), a daily newspaper owned by the Company and closed on September 30, 1992, and $300,000 from NPC (as defined below). The action was filed June 22, 1981. Cotner obtained service on Ward, but his service on an agent of NPC, which was intended to be service on Tribune, was quashed on motion by Tribune. Ward's motion for summary judgment was granted and Cotner appealed that ruling, which was affirmed by the Oklahoma Court of Appeals, and the Oklahoma Supreme Court. Cotner has obtained service of process on Tribune and, arguably, NPC, on whose behalf a claim has been made that the actions are barred by the statute of limitations. In September, 1992, the Company moved the Court to dismiss for failure to prosecute. Cotner responded and the Court has not ruled on the motion.

     If the action is not deemed barred by the statute of limitations, the case could result in substantial legal fees and costs, but legal counsel considers the possibility of Cotner recovering damages in excess of $100,000 to be remote.

     2. The Company is subject to certain claims for indemnity from World by reason of certain employment discrimination and overtime claims filed after September 30, 1992, but which relate in part to the time World and Tribune jointly employed the plaintiffs through Newspaper Printing Corporation ("NPC") (pursuant to a Joint Operating Agreement, which was terminated on September 30, 1992, World and Tribune employed NPC as their joint agent to conduct their various publishing activities). The final two payments due from World, totaling $900,000, as described above under ITEM 1. BUSINESS. GENERAL, are escrowed pending resolution of certain claims for indemnity from World. The Company has accrued for estimated costs under the claims for indemnity.

     3. The Company is subject to several audits by the Internal Revenue Service or various state income tax agencies. See Note 6 to the Consolidated Financial Statements included in this Form 10-K for a further discussion of these tax audits.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock became publicly held as a result of the Company's initial public offering effective June 15, 1989. Most of the Company's shares are held of record in "nominee" or "street" names. As of March 7, 1997, there were approximately 262 holders of record of the Company's Common Stock.

     The following table sets forth the high and low sales prices of the Company's Common Stock for each quarter of 1995 and 1996, as reported by the American Stock Exchange on which such stock is traded:

                               HIGH SALES PRICE   LOW SALES PRICE
                               ----------------   ---------------
                1995
                 1st Quarter          8                 5 3/4
                 2nd Quarter          9 1/8             7 1/4
                 3rd Quarter         12 1/8             8 7/8
                 4th Quarter         13 1/2            10 5/8

                1996
                 1st Quarter         13 7/8            13
                 2nd Quarter         18 7/8            16
                 3rd Quarter         23 3/8            17 7/8
                 4th Quarter         27 3/4            21 3/4

     Since inception, the Company has not paid any cash or other dividends on the Company's Common Stock. The Company, however, will reevaluate from time to time its dividend payment policy based on its judgment as to the best interests of the Company and its stockholders. The determination of the amount of future cash dividends, if any, to be declared and paid will, however, depend upon, among other things, the Company's financial condition, funds received from operations, the level of its capital expenditures and its future business prospects. Under the provisions of the bank Revolving Credit Agreement, the Company is limited to a maximum payment of dividends of $2,000,000 in any fiscal year. The Company's current policy of not paying dividends is based on belief of the Company's Board of Directors that, at this time, reinvestment of the Company's earnings into its businesses to foster future growth is in the best interest of the Company's stockholders.

     The Board of Directors of Tribune/Swab-Fox, the former 78% owner/parent of the Company, declared a one-time dividend of $0.0344 per share ($0.27 per equivalent share of Company Common Stock) in connection with its merger with and into the Company, which dividend was paid on May 24, 1995.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data for the Company. It should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

                                                       YEAR ENDED DECEMBER 31, /1/ /2/
                                          ---------------------------------------------------------
                                           1996          1995         1994          1993     1992
                                           ----          ----         ----          ----     ----
OPERATING DATA:                                     (In thousands, except per share data)
CONTINUING OPERATIONS /3/
 Revenues...............................  $68,642      $72,078      $56,919      $ 58,980   $95,233
   Operating costs......................   55,521       51,506       46,931        65,019    85,954
   Depreciation and amortization........    4,018        3,601        3,118         3,779     7,378
 Operating income (loss) before
  interest, unusual gain, and income
  taxes.................................    9,103       16,971        6,870        (9,818)    1,974
 Interest...............................      581          859          736         1,921     2,692
 Unusual gain...........................       --           --           --            --    24,412
 Income (loss) from continuing
  operations............................    5,421       15,788        2,564        (5,713)    9,142
 Net income (loss)......................    5,421       15,825         (252)      (11,073)    8,352
 Earnings (loss) per share of common
  stock:
   Continuing operations................     1.53         4.19          .65         (1.54)     2.17
   Net income (loss)....................     1.53         4.20         (.10)        (2.95)     1.98
 Weighted average number of common and
  common equivalent shares outstanding..    3,543        3,766        3,733         3,801     4,208

 Dividends per common share.............       --          .27           --            --        --

SUMMARY BALANCE SHEET DATA
     (AT PERIOD END):
 Total assets...........................   55,982       53,444       53,581        60,059    88,102
 Total liabilities other than long- term
  debt..................................   14,303       16,429       24,821        24,336    33,221
 Long-term debt, net of current
  installments..........................    3,493        4,529        4,905         9,273    16,593
 Stockholders' equity...................   38,186       32,486       23,855        26,450    38,288

----------------------------------------

/1/ From a legal standpoint, in the merger of Tribune/Swab-Fox, then the owner of 78% of the common stock of the Company, with and into the Company on May 25, 1995, the Company was the surviving entity. However, from an accounting standpoint, the transaction is treated as a downstream merger. Thus, for financial reporting purposes, the transaction has been treated as a recapitalization of Tribune/Swab-Fox, with Tribune/Swab-Fox, as the survivor. Accordingly, the historical financial statements of the Company, as the surviving legal entity, are those historical financial statements of Tribune/Swab-Fox prior to the merger.
/2/ The Company was a party to several events/transactions which affect the comparability of the historical information presented above. On August 15, 1996, the Company acquired CORSEARCH. Effective July 1, 1995, the Company sold three trade journals and the assets related thereto of G.E.M. On April 30, 1994, the Company sold the assets of Shopper's Guide, Inc. (the "New Jersey Shopper"), one of the Company's shopper-newspaper operations. Effective March 1, 1994, the Company acquired the stock of Galaxy. On November 1, 1993, the Company sold the operating assets of Marks-Roiland Communications, Inc. (the "New York Shopper"), its other shopper-newspaper operation. On September 30, 1992, the Company ceased publishing The Tulsa Tribune as a result of the termination of a joint operating agreement. See the Company's Notes to Consolidated Financial Statements included in this Form 10-K for additional information on certain of these transactions/events.
/3/ Restated to reflect real estate as a discontinued operation as of November 30, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     As noted in note 1 to ITEM 6. SELECTED FINANCIAL DATA, though the Company was the surviving legal entity in the merger with Tribune/Swab-Fox on May 25, 1995, because Tribune/Swab-Fox owned 78% of the Company's common stock prior to the merger, the transaction is accounted for as a recapitalization of Tribune/Swab-Fox with Tribune/Swab-Fox as the survivor (i.e., a downstream merger). Thus, for accounting and financial reporting purposes, Tribune/Swab-Fox is the acquiring entity even though, from a legal or structural standpoint, the Company is the acquiring and surviving entity. Accordingly, the historical financial statements of the Company, as the surviving legal entity, are those historical financial statements of Tribune/Swab-Fox. Thus, the comparison of results of operations and the financial condition of the Company are based on the historical financial statements of Tribune/Swab-Fox prior to the merger. Accordingly, results of operations include activities previously conducted by Tribune/Swab-Fox separate from those conducted by the Company, such as real estate management and investment.

     On August 15, 1996, the Company acquired 100% of the outstanding capital stock of CORSEARCH, which has been accounted for as a purchase. CORSEARCH provides trademark and tradename research and is included in the information services segment.

YEAR ENDED DECEMBER 31, 1996, VERSUS YEAR ENDED DECEMBER 31, 1995

     Operations for the year ended December 31, 1996, have two major variations from the same period ended December 31, 1995. First, operations of CORSEARCH which was acquired on August 15, 1996, are included in information services in 1996 from the acquisition date. Second, the sale of three trade journals by G.E.M., effective July 1, 1995, resulted in a pre-tax gain of $11,739,000 in 1995 and, as a result of such sale, operations for the last half of 1995 for the gaming media services segment (formerly publishing) only included the International Gaming and Wagering Business trade journal and the related conference and trade show, World Gaming Congress.

     Revenues of $68,642,000 for 1996 are $3,436,000 lower than for 1995. If the $11,739,000 pre-tax gain in 1995 is excluded, revenues increased $8,303,000 in 1996 as compared with 1995 operations. CORSEARCH revenue for the four and one-half months in 1996 that it was owned by the Company was $2,706,000 and is included in the information services segment. In addition, information services revenue increased $4,019,000 consisting of increases in employment histories of $960,000 from increased volumes; criminal records of $1,600,000 from increased volumes and from a regional provider of criminal records acquired in 1996; motor vehicle reports of $500,000, primarily from the higher revenue product "MVR Express"; and most other pre-employment screening products also had higher volumes and revenues in 1996. Exposition services revenue increased approximately $7,250,000 in 1996 mainly attributable to registration services, data management services and trade show publishing for several large bi-annual trade shows and conventions; an increase in price for data management services in mid-1995 resulting in an average increase in data management services revenue of approximately 30% in 1996; and an increase in the number of trade show directories in 1996 from both bi-annual trade shows and other new trade shows. Gaming media services, which was formerly the publishing segment, revenue decreased approximately $5,500,000 as a result of revenue related to the three trade journals sold effective July 1, 1995. An increase in advertising pages and revenue for the remaining trade journal partially offset the loss of revenue in 1996 from the three trade journals sold.

     Operating costs are $649,000 higher in 1996, as compared with 1995. Information services operating costs are $1,944,000 higher in 1996, as compared with 1995, consisting of CORSEARCH operating costs of $1,038,000 for the four and one-half months included in 1996 from the date of acquisition, cost increases of $675,000 attributable to criminal record volume increases and cost increases attributable to higher volumes of other pre-employment screening products. Exposition services costs are $2,383,000 higher in 1996, as compared with 1995, because of the increase in number of trade shows (both bi-annual and annual) for registration services, data management services, convention publishing services and directory publishing. Gaming media services costs decreased $3,602,000 in 1996, as compared to 1995, resulting from costs related to the three publications sold in 1995.

     General and administrative expenses increased $3,366,000 in 1996, as compared with 1995, consisting of information services increase of $1,750,000 which includes CORSEARCH expenses of $999,000 for four and one-half months and an increase in expenses of pre-employment screening services of $751,000, mainly a full year of personnel costs and related expenses for employees added throughout 1995; exposition services increase of $882,000 in 1996, attributable to additional employee costs (both full year costs for employees added in 1995 and new employees in 1996) and related expenses required for the continued growth in number of trade shows, conventions and services and products; gaming media services decrease of $357,000 attributable to the sale of three trade journals in 1995; and corporate expense increase of approximately $1,100,000 resulting from the write-off of $450,000 in connection with the final settlement with the buyer of Shopper's Guide of future amounts due the Company, compensation recorded related to stock options granted and additional consulting costs related to investor relations, acquisition search, and income tax examinations.

     Interest expense decreased $278,000 in 1996, as compared with 1995, resulting from principal payments on debt during 1996 and lower average interest rates on variable debt, reduced by interest on new debt related to the CORSEARCH acquisition.

     Depreciation and amortization increased $417,000 in 1996, as compared with 1995, of which $349,000 relates to CORSEARCH, for four and one-half months, for both equipment depreciation and goodwill amortization. The balance of the increase is related to capital expenditures for each operation, substantially offset by lower gaming media services depreciation and amortization due to the sale of the three trade journals in 1995.

YEAR ENDED DECEMBER 31, 1995, VERSUS YEAR ENDED DECEMBER 31, 1994

     Operations for the year ended December 31, 1995, have three major variations from the same period ended December 31, 1994. First, the merger of the Company and Tribune/Swab-Fox was completed in May, 1995, which is treated as a downstream merger for accounting, tax and financial reporting purposes. Accordingly, the Company was able to utilize substantially all of the income tax net operating loss carryforward which Tribune/Swab-Fox had prior to the Merger, and this significantly reduced the 1995 income tax provision. Second, the sale of three G.E.M. trade journals effective July 1, 1995, resulted in a pre-tax gain of $11,739,000 and as a result of such sale the gaming media services segment for the last half of 1995 only included the International Gaming and Wagering Business trade journal and the related conference and trade show, World Gaming Congress. Third, operations of Galaxy, acquired effective March 1, 1994, are included in exposition services for twelve months in 1995 as compared with only ten months in 1994.

     Revenues of $72,078,000 for 1995 were $15,159,000 higher than for 1994.
The major revenue increase is the $11,739,000 pre-tax gain on the sale of the three G.E.M. trade journals. Exposition services revenue increased $5,534,000 in 1995, consisting of significant growth during the year and 1995 including two more months of Galaxy's operations. Gaming media services (formerly publishing) revenues decreased $5,174,000 in 1995 mainly as a result of the sale of the three trade journals. Thus the last half of 1995, as compared with 1994, included revenue from only one trade journal. An increase in advertising pages and two new executive seminars (one in Europe) in 1995 partially offset the decrease from the trade journals sold. Revenue from the World Gaming Congress increased approximately $1,000,000 in 1995. Information services revenue increased $2,859,000 in 1995 as compared with 1994 with a majority of the increase relating to an increase in the volume of employment histories and criminal records sold. Long distance telephone resale revenue was approximately $725,000 lower in 1995 as a result of the Company exiting this business during the latter part of the first quarter of 1994 due to competitive and regulatory considerations.

     Interest income related to the contract receivable from the World Publishing Company is approximately $400,000 lower in 1995 because of continued payments received on the contract receivable, although interest income on cash received from the sale of the trade journals substantially offsets this reduction.

     Operating costs were $4,596,000 higher in 1995, as compared with 1994. Gaming media services (formerly publishing) costs and expenses were $2,228,000 lower in 1995, as compared with 1994. The decrease is related to the three trade journals sold in 1995 partially offset by the costs related to the European executive seminar, the costs related to the increase in advertising pages, a significant increase in the cost of paper and a postal rate increase. In addition, direct costs related to the World Gaming Congress increased as a result of continued expansion of this trade show in 1995. Exposition services costs and expenses were $4,401,000 higher in 1995, as compared with 1994. Printing costs for the convention publishing business increased $1,025,000 in 1995 related to the higher cost of paper and an increase in the number of conventions, directories and services provided. In 1995, both Galaxy and Atwood had an increase in their number of personnel (approximately $2,000,000 increase in combined personnel costs) in order to continue to provide high quality service to their customers and to handle the increase in the number of trade shows. Also, Galaxy was included in twelve months operations in 1995 versus ten months in 1994. Information services costs and expenses were $2,423,000 higher for 1995, as compared with 1994. The increases in costs are related primarily to the new employment screening service of approximately $700,000, the increase in criminal record volume of approximately $430,000, and additional personnel related to higher volumes and new product development costs. Netted against these increases is a decrease of approximately $500,000 in 1995, related to long distance telephone resale costs because of exiting this business in the latter part of the first quarter of 1994.

     General and administrative expenses were approximately the same in 1995 as in 1994. The reduction in expenses from the gaming media services division during the last half of 1995, and the reduction of expenses resulting from the Merger, as compared with 1994, were generally offset by Galaxy's general and administrative expenses for the twelve months in 1995, as compared with ten months in 1994, and the accrual for potential costs under the indemnity provisions of the Termination Agreement between the Company, World and NPC as related to settlement of lawsuits against World and NPC.

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

     Provision for income taxes as a percent of income before income taxes is lower than the statutory federal income tax rate mainly because of the reduction in the valuation reserve related to net operating loss carryforwards and higher tax basis in the trade journals sold reduced by goodwill amortization related to acquisitions not being deductible for income tax purposes and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow and line of credit have been sufficient to service debt, provide working capital and finance necessary capital expenditures in the ordinary course of operations. As the result of the sale of the trade journals in 1995, the Company's current assets exceeded its current liabilities by approximately $15,000,000 at January 1, 1996. Substantially all of the Company's accumulated cash was expended in the CORSEARCH acquisition in August, 1996.

     Anticipating a significant acquisition, and to provide liquidity for operations and additional acquisitions, the Company entered into a Revolving Credit Agreement, dated as of June 30, 1996, with BancFirst, an Oklahoma banking association. Under the Revolving Credit Agreement, the Company has the ability to borrow, on a revolving credit basis, up to $16,000,000 ($3,000,000 is available for working capital purposes) at the Chase Manhattan base rate of interest. At the election of the Company, outstanding amounts under the Revolving Credit Agreement can be converted to four year term loans. As of December 31, 1996, $500,000 ($1,000,000 as of March 7, 1997) was outstanding under this line of credit, the Company having repaid amounts previously drawn to complete the CORSEARCH acquisition.

     The line of credit with BancFirst is scheduled to end as of June 30, 1997, but the Company anticipates renegotiating such agreement, though the Company has not determined what level of borrowing capacity it will ask BancFirst to provide. There can be no assurance that the bank will renegotiate this Revolving Credit Agreement. The Company believes it will have sufficient cash flow to meet its non-acquisition requirements, including capital expenditures in the ordinary course of operations, for 1997.

     The Company anticipates that capital expenditures in 1997 will be approximately $5,000,000, excluding any acquisitions. Other than the Company's information services division, the primary capital expenditures will be for computers, software, furniture and office equipment and to acquire additional "reader boxes" at Galaxy. With regards to the information services division, the Company will incur significant capital expenditures to develop the software and purchase the computers for CORSEARCH to launch an on-line trademark/tradename search business. TISI continues to offer its customers in the trucking industry credits for providing employment information to be utilized in its data base, which credits can be used against charges for future services from such division. All of the credits earned are considered capital expenditures for the acquisition of such data. The Company anticipates positive cash flow from operations in 1997, even after the anticipated capital expenditures for 1997. Thus, with the Company's available cash reserves, cash flow and the lines of credit (which are anticipated to be renegotiated in 1997 at a level yet to be determined and requiring negotiations with the lender, as noted above), the Company does not anticipate a need for capital during 1997 except for possible, and as yet unidentified, acquisitions. The Company has announced its intention to vigorously pursue an acquisition strategy and, if large enough acquisitions are made, additional capital may be required. The Company would anticipate obtaining such additional capital on a transaction basis predicated on any particular acquisition requiring such additional capital. Sources of financing for such acquisitions may include private or public placements of debt or common stock or other equity securities of the Company. The utilization of equity securities of the Company may have the effect of diluting or reducing the market price for Company common stock. Failure to acquire such additional capital would mean that the affected acquisition would not be made.

INFLATION

     The Company anticipates the effect of inflation on its operations during 1997 will be primarily limited to the effects which general inflation will have on costs in most areas in which the Company operates.

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

                                   PART III

     Items 10, 11, 12 and 13 are incorporated by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed no later than April 30, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1.   Financial Statements

            The Consolidated Financial Statements listed in the accompanying Index to Financial Statements are filed as a part of this Form 10-K.

       2.   Financial Statement Schedules

            The Financial Statement Schedules are not submitted as the required information is immaterial, inapplicable or is included in the Consolidated Financial Statements or notes thereto filed as a part of this Form 10-K.

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

       3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to S-1 Registration Statement).

       10.1 Retirement Agreement, effective August 1, 1993, by and among G. Douglas Fox, the Company and Tribune/Swab-Fox (incorporated by reference to the Company's report on Form 10-Q for the quarter ended June 30, 1993).

       10.2 Retirement Agreement, dated December 14, 1994, by and among Robert
            J. Swab, the Company and Tribune/Swab-Fox (incorporated by reference to Exhibit 10.19 of Tribune/Swab-Fox's Annual Report on Form 10-K for the year ended December 31, 1994).

       10.3 Amendment and Termination Agreement, dated July 31, 1992, and exhibits, by and among Tulsa Tribune Company, World Publishing Company and NPC (incorporated by reference to Exhibit 1 to the Company's report on Form 8-K dated September 30, 1992).

       10.4 Covenant for Continued Payments, dated September 30, 1992, by World Publishing Company in favor of Tulsa Tribune Company (incorporated by reference to Exhibit 2(vi) to the Company's report on Form 8-K dated September 30, 1992).

       10.5* T/SF Communications Corporation 1994 Incentive Stock Plan
             (incorporated by reference to Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated May 23, 1994).

       10.6* T/SF Communications Corporation Employee Stock Purchase Plan
             (incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement).

       10.7* T/SF Communications Corporation Incentive Stock Option Plan
             (incorporated by reference to Exhibit 10.2 to the S-1 Registration Statement).

       10.8 Settlement Agreement, dated and effective December 12, 1995, closed January 2, 1996, between the Company and Robert J. Swab (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

       10.9 Operating Agreement for 1995 Land Company, L.L.C., dated December 20, 1994, by and among John C. Bumgarner, Jr., and Tribune/Swab-Fox (incorporated by reference to Exhibit 10.20 of Tribune/Swab-Fox's Annual Report on Form 10-K for the year ended December 31, 1994).

       10.10 Asset Purchase Agreement, dated June 16, 1995, between BMT Communications, Inc., and Trade Publishing L.L.C., (incorporated by reference to Exhibit 10.4 to the Company's report on Form 10-Q for the quarter ended June 30, 1995).

       10.11 Memorandum of Closing and Amendment to Agreement, dated August 2, 1995, between BMT Communications, Inc. and Trade Publishing L.L.C.(incorporated by reference to Exhibit 10.5 to the Company's report on Form 10-Q for the quarter ended June 30, 1995).

       10.12 Letter Agreement, dated August 14, 1995, by and between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 2.3 to the Company's report on Form 8-K dated August 2, 1995).

       10.13 Revolving Credit Agreement, dated as of June 30, 1996, between and among T/SF Communications Corporation, a Delaware corporation, and T/SF Investment Co., a wholly-owned subsidiary of T/SF Communications Corporation, a Delaware corporation, as Borrowers, and BancFirst, a state banking association, as Lender (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1996).

       10.14 Pledge Agreement, dated as of June 30, 1996, between T/SF Communications Corporation, as Pledgor, and BancFirst (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1996).

       10.15 Pledge Agreement, dated as of June 30, 1996, between T/SF Investment Co., as Pledgor, and BancFirst (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1996).

       10.16 Stock Purchase Agreement, dated as of August 15, 1996, by and among T/SF Investment Co., a Delaware corporation, and the shareholders of CORSEARCH, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated August 30, 1996, with respect to events occurring on August 15, 1996, amended October 29, 1996).

       10.17*Employment Agreement, dated August 15, 1996, by and between
             CORSEARCH, Inc., and Robert Frank (incorporated by reference to
             Exhibit 99.1 to the Company's Current Report on Form 8-K, dated August 30, 1996, with respect to events occurring on August 15,
             1996).

       11. Computations of earnings per share for the years ended December 31, 1996, 1995 and 1994 (filed herewith).

       21.   Subsidiaries of the Company (filed herewith).

       23.   Consent of Arthur Andersen LLP (filed herewith).

       27.   Financial Data Schedule (filed herewith).
      _________________________

           * Management contract or compensatory plan or arrangement.


     (b)  Reports on Form 8-K.

          During the quarter ended December 31, 1996, the Company filed on October 29, 1996, Amendment No. 1 to Current Report on Form 8-K, dated August 30, 1996, with respect to events occurring on August 15, 1996 (acquisition of CORSEARCH), to include financial statements as required by Item 7 with respect to the acquisition of CORSEARCH.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  March 12, 1997         T/SF COMMUNICATIONS CORPORATION

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


SIGNATURE                                            TITLE                                  DATE
---------                                            -----                                  ----

By: /s/ Howard G. Barnett, Jr.          Chairman, Chief Executive Officer,               March 12, 1997
    --------------------------
       Howard G. Barnett, Jr.                 President and Director



By: /s/ J. Gary Mourton                 Senior Vice President, Chief Financial           March 12, 1997
    -------------------
       J. Gary Mourton                   Officer and Chief Accounting Officer



By: /s/ Mark A. Leavitt                             Director                             March 12, 1997
    -------------------
       Mark A. Leavitt


By: /s/ Martin F. Beck                              Director                             March 12, 1997
    ------------------
       Martin F. Beck

By: /s/ William N. Griggs                           Director                             March 12, 1997
    ---------------------
      William N. Griggs


By: /s/ David Lloyd Jones                           Director                             March 12, 1997
    ---------------------
       David Lloyd Jones


By: /s/ Robert E. Craine, Jr.             Executive Vice President and Director          March 12, 1997
    --------------------------
       Robert E. Craine, Jr.

By: /s/ Jenk Jones Jr.                              Director                             March 12, 1997
    -----------------
       Jenk Jones Jr.

By: /s/ Martin A. Vaughan                           Director                             March 12, 1997
    ---------------------
       Martin A. Vaughan

By: /s/ Robert J. Swab                              Director                             March 12, 1997
    ------------------
       Robert J. Swab


                        T/SF COMMUNICATIONS CORPORATION

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


                                                                           Page

   Report of Independent Public Accountants...............................  F-2

   Consolidated Balance Sheets as of
      December 31, 1996 and 1995..........................................  F-3

   Consolidated Statements of Operations for the
      years ended December 31, 1996, 1995 and 1994........................  F-5

   Consolidated Statements of Changes in Stockholders' Equity
      for the years ended December 31, 1996, 1995 and 1994................  F-6

   Consolidated Statements of Cash Flows for the
      years ended December 31, 1996, 1995 and 1994........................  F-8

   Notes to Consolidated Financial Statements.............................  F-10


     The required schedules are not submitted as they are immaterial or inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of T/SF Communications Corporation:

    We have audited the accompanying consolidated balance sheets of T/SF Communications Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T/SF Communications Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
February 21, 1997

                        T/SF COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                                            December 31,
                                                                         1,996       1,995
                                                                       ---------    --------
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $   2,257    $ 13,383
   Short-term investments                                                      0       1,000
   Accounts receivable, less reserve for doubtful accounts
     of $412 in 1996 and $516 in 1995                                     10,194       8,209
   Inventories  (Note 1)                                                     193         181
   Deferred tax assets (Notes 1 and 6)                                       896         494
   Current contract receivable and other current assets                    2,604       3,050
   Refundable income taxes                                                 2,102       3,239
                                                                        --------    --------

     Total current assets                                                 18,246      29,556
                                                                        --------    --------

CONTRACT AND NOTES RECEIVABLE AND INVESTMENTS                              1,203       2,721
                                                                        --------    --------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
     (Notes 1 and 4):
   Exposition equipment                                                    3,107       2,987
   Data processing and office furniture and  equipment                     8,635       6,653
                                                                        --------    --------
                                                                          11,742       9,640
   Less - accumulated depreciation                                         7,182       4,739
                                                                        --------    --------
                                                                           4,560       4,901
                                                                        --------    --------

DEFERRED TAX ASSETS (Note 6)                                                 578       1,456
                                                                        --------    --------

INTANGIBLES AND OTHER ASSETS, NET  (Notes 1 and 2)                        31,395      14,810
                                                                        --------    --------

                                                                        $ 55,982    $ 53,444
                                                                        ========    ========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                           December 31,
                                                         1996      1995
                                                       -------   -------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Note 5)                               $   500   $     -
  Accounts payable                                       3,496     4,200
  Accrued liabilities (Note 11)                          5,028     5,509
  Deferred revenue                                       2,343     3,255
  Current portion of long-term debt (Note 5)             1,133     1,266
                                                       -------   -------

   Total current liabilities                            12,500    14,230
                                                       -------   -------

LONG-TERM DEBT (Note 5)                                  3,493     4,529
                                                       -------   -------

DEFERRED CONTRACT LIABILITIES AND CREDITS                1,803     2,199
                                                       -------   -------

COMMITMENTS AND CONTINGENCIES (Note 8)


Stockholders' Equity, per accompanying statement
   (Notes 1, 7 and 9):
  Preferred stock, $10 par value,
   1,000 shares authorized                                   -         -
  Common stock, $.10 par value,
   10,000 shares authorized                                332       332
  Additional paid-in capital                            13,754    13,475
  Retained earnings                                     24,100    18,679
                                                       -------   -------

   Total stockholders' equity                           38,186    32,486
                                                       -------   -------

                                                       $55,982   $53,444
                                                       =======   =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                  T/SF COMMUNICATIONS CORPORATION

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In thousands, except per share amounts)


                                                                     Year Ended December 31,
                                                                1996          1995         1994
                                                              --------      --------     --------
REVENUES (Notes 1, 2 and 3):
 Operating revenues                                          $  66,816     $  59,805    $  54,054
 Interest and other income                                       1,478         1,039        2,163
 Gain on sale of assets, net                                       348        11,234          702
                                                              --------      --------      -------
                                                                68,642        72,078       56,919
                                                              --------      --------      -------
COSTS AND EXPENSES (Notes 1, 2, 3 and 4):
 Operating costs                                                40,314        39,665       35,069
 General and administrative                                     15,207        11,841       11,862
 Interest                                                          581           859          736
 Depreciation and amortization                                   4,018         3,601        3,118
                                                              --------      --------      -------
                                                                60,120        55,966       50,785
                                                              --------      --------      -------
INCOME BEFORE INCOME TAXES                                       8,522        16,112        6,134
INCOME TAX PROVISION (Notes 1 and 6)                            (3,101)          (58)      (2,589)
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES (Note 1)              -          (266)        (981)
                                                              --------      --------      -------
 Income from continuing operations                               5,421        15,788        2,564
DISCONTINUED OPERATIONS, net (Note 4)                                -            37       (2,816)
                                                              --------      --------      -------
NET INCOME (LOSS)                                                5,421        15,825         (252)
DIVIDENDS ON PREFERRED SHARES                                        -             -         (139)
                                                              --------      --------      -------
INCOME (LOSS) APPLICABLE TO COMMON SHARES                    $   5,421     $  15,825    $    (391)
                                                              ========      ========      =======
EARNINGS (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE (Note 1):
   Continuing operations                                     $    1.53     $    4.19    $    0.65
   Discontinued operations                                           -          0.01        (0.75)
                                                              --------      --------      -------
                                                             $    1.53     $    4.20    $   (0.10)
                                                              ========      ========      =======

Cash dividends per common share                              $       -     $    0.27    $       -
                                                              ========      ========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (In thousands)

                                                                    Year Ended December 31,
                                                                   1996       1995      1994
                                                                 -------    -------   -------
Preferred Stock:
  Beginning balance                                             $      -   $      -  $    459
  Conversion and redemption of preferred stock                         -          -      (459)
                                                                 -------    -------   -------
  Balance at end of year                                               -          -         -

Common Stock:
  Beginning balance                                                  332        342       336
  Conversion of preferred stock                                        -          -        17
  Conversion of Class B common stock                                   -         46         -
  Issuance of common stock                                             1          -         -
  Retirement of common stock                                          (1)      (165)       (2)
  Retirement of stock held by subsidiary                               -         (9)        -
  Acquisition of outside minority interest through merger              -        109         -
  Reclassification of common stock subject to put                      -          9        (9)
                                                                 -------    -------   -------

  Balance at end of year                                             332        332       342
                                                                 -------    -------   -------
Common Stock, Class B:
  Balance at end of year                                               -          -        46
                                                                 -------    -------   -------
Additional Paid-in Capital:
  Beginning balance                                               13,475     20,128    21,879
  Conversion and redemption of preferred stock                         -          -    (1,077)
  Issuance of common stock                                           111         43         -
  Retirement of common stock                                        (196)   (13,342)     (158)
  Retirement of stock held by subsidiary                               -       (556)        -
  Acquisition of outside minority interest through merger              -      6,686         -
  Compensation recognized on stock option grants                     364          -         -
  Reclassification of common stock subject to put                      -        516      (516)
                                                                 -------    -------   -------
  Balance at end of year                                          13,754     13,475    20,128
                                                                 -------    -------   -------
Retained Earnings:
  Beginning balance                                               18,679      3,904     4,295
  Net income (loss)                                                5,421     15,825      (252)
  Cash dividends paid                                                  -     (1,050)     (139)
                                                                 -------    -------   -------
  Balance at end of year                                          24,100     18,679     3,904
                                                                 -------    -------   -------
  Less stock of parent company held by subsidiary                      -          -      (565)
                                                                 -------    -------   -------
                                                                $ 38,186   $ 32,486  $ 23,855
                                                                 =======    =======   =======


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   Continued
                                (In thousands)

                                                                       Year Ended December 31,
                                                                      1996        1995       1994
                                                                    -------     -------    --------
Preferred Shares:
   Beginning balance                                                      -           -          46
   Conversion and redemption of preferred stock                           -           -         (46)
                                                                    -------     -------    --------

   Balance at end of year                                                 -           -           -
                                                                    =======     =======    ========
Common Shares:
   Beginning balance                                                  3,318       3,424        3363
   Conversion of preferred stock                                          -           -         174
   Conversion of Class B common stock                                     -         464           -
   Retirement of common stock                                            (1)     (1,654)        (25)
   Retirement of stock held by subsidiary                                 -         (95)          -
   Issuance of common stock                                               1           4           -
   Acquisition of outside minority interest through merger                -       1,087           -
   Reclassification of common stock subject to put                        -          88         (88)
                                                                    -------     -------     -------

   Balance at end of year                                             3,318       3,318        3424
                                                                    =======     =======     =======
Common Shares, Class B:
   Balance at end of year                                                 -           -         464
                                                                    =======     =======     =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                              Year Ended December 31,
                                                            1996        1995       1994
                                                         --------   ---------   ---------
Cash flows from operating activities:
   Net income (loss)                                     $  5,421   $  15,825   $    (252)
                                                         --------   ---------   ---------
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                        4,018       3,601       3,163
       Accretion of interest expense                          282         133          47
       Gain on sale of assets                                (348)    (11,234)       (702)
       Reserves provided on investments                       425           8       2,812
       Compensation recognized on stock option grants         364           -           -
       Changes in assets and liabilities:
         Accounts receivable and refundable
            income taxes                                     (483)     (3,686)     (1,907)
         Inventories                                          (12)        187        (213)
         Current contract receivable and
            other current assets                              390        (816)       (399)
         Intangibles and other assets                        (160)       (282)         77
         Accounts payable and accrued liabilities          (1,389)     (1,006)      1,877
         Deferred revenue                                    (912)        383         266
         Deferred income taxes                                309        (641)       (343)
         Minority interests                                     -         266         981
                                                         --------   ---------   ---------

              Total adjustments                             2,484     (13,087)      5,659
                                                         --------   ---------   ---------

     Net cash provided by operating activities              7,905       2,738       5,407
                                                         --------   ---------   ---------

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Continued
                                (In thousands)

                                                                          Year Ended December 31,
                                                                        1996        1995       1994
                                                                      -------     ------      ------

Cash flows from investing activities:
    Net sales (purchases) of short-term investments                     1,000      1,000      (2,000)
    Collections on contract and notes receivable                        1,372      6,538       5,033
    Investments, net of distributions                                    (212)      (315)       (165)
    Capital expenditures                                               (2,641)    (2,589)     (3,254)
    Proceeds from the sale of assets                                      772     18,816       8,983
    Payments for acquisitions, net of cash acquired                   (15,691)         -      (1,114)
    Payments on deferred contract liabilities                            (685)      (616)       (502)
                                                                      -------     ------      ------
      Net cash provided by (used in) investing activities             (16,085)    22,834       6,981
                                                                      -------     ------      ------
Cash flows from financing activities:
    Payments of notes payable, net                                          -          -        (151)
    Principal payments of long-term debt                               (3,361)    (2,477)     (6,378)
    Borrowings under bank lines-of-credit                               3,500      2,900       3,300
    Payments under bank lines-of-credit                                (3,000)    (2,900)     (3,300)
    Issuance of common stock                                              111         43         347
    Repurchase of common stock                                           (196)   (13,290)     (2,770)
    Redemption of preferred stock                                           -          -      (1,520)
    Dividends paid                                                          -     (1,050)       (139)
                                                                      -------     ------      ------
      Net cash used in financing activities                            (2,946)   (16,774)    (10,611)
                                                                      -------     ------      ------
Net increase (decrease) in cash
    and cash equivalents                                              (11,126)     8,798       1,777

Cash and cash equivalents at beginning of year                         13,383      4,585       2,808
                                                                      -------     ------      ------
Cash and cash equivalents at end of year                           $    2,257  $  13,383  $    4,585
                                                                      =======     ======      ======


Supplemental disclosures of cash
    flow information:

    Cash paid for:
      Interest                                                     $      294  $     642  $    1,039
      Income taxes                                                      3,845      3,168       2,783

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1996, 1995 and 1994

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

     T/SF Communications Corporation and subsidiaries (collectively, the "Company", unless the context indicates otherwise) are engaged in providing media services to the gaming industry with trade magazines, newsletters, conferences and a trade show; providing exposition services, primarily registration, lead management and publication (primarily convention/trade show newspapers and directories) services; and providing information services in the form of pre-employment information, primarily for the insurance and trucking industries, and trademark/tradename research.

     On January 25, 1995, the Company entered into an Agreement and Plan of Merger, as amended, with Tribune/Swab-Fox Companies, Inc. ("Tribune/Swab-Fox") whereby, subject to approval of the Company and Tribune/Swab-Fox stockholders (the Company was a 78 percent owned subsidiary of Tribune/Swab-Fox), Tribune/Swab-Fox would be merged with and into the Company. On May 25, 1995, Tribune/Swab-Fox was merged (the "Merger") with and into the Company. In the Merger, each share of Tribune/Swab-Fox stock was converted into 0.1255 of a share of the Company or, at the election of the holder, $0.88 in cash. While the Merger was structured for legal purposes as a merger of Tribune/Swab-Fox with and into the Company, for accounting purposes the Merger has been treated as a recapitalization of Tribune/Swab-Fox, with Tribune/Swab-Fox as the survivor (downstream merger). Thus, for financial reporting purposes, Tribune/Swab-Fox is the acquiring and surviving entity. Accordingly, the historical financial statements of the Company, as the surviving entity, are those historical financial statements of Tribune/Swab-Fox. Earnings per share for the periods prior to the Merger are restated to reflect the number of equivalent shares giving effect to the recapitalization. The Company acquired 1,110,675 equivalent shares (8,850,000 Tribune/Swab-Fox shares) for cash in the Merger, the effect of which is taken into account as of the date of the Merger. In connection with the Merger, the Board of Directors of Tribune/Swab-Fox declared a one-time dividend of $0.0344 per share ($0.27 per equivalent share) which was paid on May 24, 1995.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest represents the minority stockholders' interest in the Company prior to the Merger.

                        T/SF COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1996, 1995 and 1994

INVENTORIES

     Inventories are recorded at the lower of cost or market determined on first-in, first-out and average cost methods.

DEPRECIATION

     Depreciation of property, plant and equipment is provided using the straight-line method based on estimated useful lives ranging from three to 25 years.

INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets include mainly goodwill related to acquisitions and credits granted for truck driver employment information files. These assets are being amortized over periods of 3 1/2 to 30 years and consist of the following:


                                         Amortization        December 31,
                                            Period       1996           1995
                                            ------       ----           ----
                                                            (In thousands)
Goodwill                                      30 years  $30,857        $13,663
Employment information costs and
 other                                 3 1/2- 11 years    5,192          4,046
Covenants-not-to-compete and
 consulting agreements                      5-10 years      895          1,273
                                                        -------        -------
                                                         36,944         18,982

Accumulated amortization                                 (5,549)        (4,172)
                                                        -------        -------
                                                        $31,395        $14,810
                                                        =======        =======

     Goodwill impairment is assessed at each balance sheet date based upon a review of the acquired entity's operations as to income, growth of income in relation to the expected growth of income when acquired and, if the entity is considered for sale, estimated realizable value. Valuation reserves are provided if the carrying value of acquired goodwill is determined to be permanently impaired.

                        T/SF COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1996, 1995 and 1994

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

     Trademark research revenues are recognized when the research is completed and reports transmitted to the client.

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

EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common and common equivalent share are computed by dividing net income (loss), adjusted for dividends on preferred stock and before deduction of interest expense (net of tax) on certain previously outstanding Tribune/Swab-Fox subordinated convertible debentures, by the weighted average number of common and common equivalent shares, when dilutive, outstanding during the year. Outstanding incentive stock options, warrants and common shares

                        T/SF COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1996, 1995 and 1994

that would be issued assuming the previously outstanding Tribune/Swab-Fox 6 1/2 percent convertible preferred shares and the 11 percent subordinated convertible debentures due in 1997 were converted into common stock are considered common stock equivalents and, when dilutive, are included in the calculation of earnings (loss) per common share.

     The weighted average number of common and common equivalent shares outstanding was 3,543,000 in 1996, 3,766,000 in 1995, and 3,733,000 in 1994.
Common shares that would be issued assuming conversion of the previously outstanding Tribune/Swab-Fox new senior preferred shares and the 11 percent subordinated convertible debentures due in 1998 were not included in the calculations for the applicable years since the effect would have been antidilutive. The above shares for 1995 and 1994 are as if converted into the Company's shares at 0.1255 of a share for each previous outstanding share of Tribune/Swab-Fox.

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

2.   ACQUISITIONS:

CORSEARCH, INC. ("CORSEARCH")

     On August 15, 1996, the Company acquired all of the issued and outstanding capital stock of CORSEARCH, a leading provider of trademark and tradename research and information services, using both proprietary and public databases. The Company paid $14,400,000 in cash, $900,000 in notes and assumed approximately $1,300,000 in additional non-operating liabilities. In addition, the Company agreed to pay additional consideration in 2000 and 2001 to the two senior managers/stockholders of CORSEARCH predicated upon CORSEARCH achieving certain pre-tax income levels in the years 1997, 1998 and 1999. The minimum additional consideration to be paid in 2000 and 2001 is $1,500,000 which has been discounted at a rate of 8 1/2% and recorded in long-term debt as of December 31, 1996. Costs in excess of assets acquired were approximately $16,750,000 and are recorded in "Other Assets".

     In connection with the closing of the transaction, the two senior managers entered into employment agreements with CORSEARCH through December 31, 1999, which provide for base salaries, bonuses based on achieving escalating income targets and covenants-not-to-compete.

                        T/SF COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1996, 1995 and 1994

     Unaudited pro forma results of operations, had the CORSEARCH acquisition occurred on January 1, 1996, with respect to 1996 are revenues of $72,834,000; income from continuing operations of $5,529,000; and earnings (loss) per common share from continuing operations of $1.56. This unaudited pro forma information is presented in response to applicable accounting rules and is not necessarily indicative of the actual results that would have been achieved had the CORSEARCH acquisition occurred on January 1, 1996.

GALAXY REGISTRATION, INC. ("GALAXY")

     Effective March 1, 1994, the Company completed the acquisition of Galaxy, a provider, on a national basis, of registration, information and marketing services to the convention/trade show industry. The Company acquired Galaxy with the payment of $1,200,000 in cash plus a note payable for $900,000. If certain earnings targets were achieved, the former principal owner of Galaxy, who was employed as President and Chief Operating Officer of Galaxy, would receive additional payments not to exceed $2,900,000 by 1997. In connection with this transaction, on March 17, 1994, the former principal owner of Galaxy purchased 75,000 shares of the Company's Common Stock at $4.625 per share for a total purchase price of $346,875. A covenant-not-to-compete and an employment agreement were also entered into with the former principal owner. The earnings target for 1994 was achieved and the Company accrued $300,000 of purchase price adjustments payable to the former owner. In 1995, the agreement with the former principal owner was amended to provide that substantially all of the additional purchase price would be paid over the period set forth in the acquisition agreement. The additional purchase price was discounted and recorded as additional goodwill in 1995. In addition, the former owner earned $100,000 of incentive compensation in both of the periods ended December 31, 1995 and 1994, which was expensed each year.

    Unaudited pro forma results of operations, had the Galaxy acquisition occurred on January 1, 1994, with respect to 1994, are revenues of $58,469,000; income from continuing operations of $2,726,000 and earnings (loss) per common share from continuing operations of $0.73. This unaudited pro forma information is presented in response to applicable accounting rules and is not necessarily indicative of the actual results that would have been achieved had the Galaxy acquisition occurred on January 1, 1994, with respect to the 1994 information.

                        T/SF COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1996, 1995 and 1994

3.   DISPOSITION OF ASSETS:

     In 1994, the Company's Board of Directors authorized the sale of three of the Company's trade journals. An Asset Purchase Agreement was signed June 16, 1995, and the sale of these trade journals was closed on August 2, 1995, for $21,000,000 cash. The "Gain on sale of assets" in 1995 in the statement of operations includes the $11,739,000 pre-tax gain from this transaction.

     On April 30, 1994, the Company sold the assets of Shopper's Guide, Inc. The Company received $1,750,000 in cash, a $1,100,000 cash payment for post-closing adjustments, and the buyer assumed certain liabilities totaling $930,000. The Company also received the right to receive a maximum of $3,450,000 out of future cash flow from the business conducted with the assets sold, as defined, over the next five years and after the buyer receives a certain sum. In addition, the Company entered into a five year covenant-not-to-compete in exchange for $750,000 in cash. No gain or loss was recorded on the sale or in connection with the covenant-not-to-compete. In 1996, the Company received $200,000 from the buyer as final settlement of the future payments. A loss of approximately $500,000 was recognized in 1996 related to this final settlement.

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


                                            Year Ended December 31,
                                               1995         1994
                                               ----         ----
                                               (In thousands)
Revenues                                      $ 100        $   589
Costs and expenses                              (63)        (3,405)
                                              -----        -------
Income (loss) from discontinued               $  37        $(2,816)
 operations                                   =====        =======

     On December 30, 1994, three significant parcels of raw land were sold to 1995 Land Company L.L.C., an Oklahoma limited liability company ("1995 Land Company"), for $1,386,650, including cash of $600,000 and a note receivable of $786,350 which was paid in early 1995. 1995 Land Company is owned 49.99 percent by the Company, but the funding for the purchase was provided through a loan from the owner of the remaining 50.01 percent, who oversees, manages and funds the development and sale of these properties.

                        T/SF COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1996, 1995 and 1994

     In March, 1995, the Company entered into an Acquisition Agreement with Midwest Energy Companies, Inc. ("MECI"), which is indirectly controlled by a director of the Company. Under the agreement approximately 900 acres of raw land, with a book value of $1,650,000 at December 31, 1994, was exchanged for 7,422,773 shares of MECI common stock.

     As a part of the liquidation plan, periodic reviews of the market value for each property were made and a write-down of the real estate assets of approximately $2,800,000 was recognized in 1994. This write-down is reflected in "costs and expenses" in the table above and included in discontinued operations.

5.   LONG-TERM DEBT:

     Long-term debt outstanding consists of the following:

                                                         DECEMBER 31,
                                                      1996          1995
                                                      ----          ----
                                                        (In thousands)

Note payable under Galaxy Purchase
Agreement, discounted at 8.5%, annual
payments per agreement with final
payment in April, 2000.                             $ 1,859       $ 1,898

Note payable under CORSEARCH Purchase
Agreement, discounted at 8.5%, payable
in equal annual payments in 2000 and
2001.                                                 1,130            --

Promissory Notes, unsecured, payable
semi-annually, plus interest, through
August 15, 1999, interest rate adjusts
one percent below the base rate of
Citibank, N.A. (8.25% at December 31,
1996).                                                  900            --

Promissory Notes, unsecured, payable
quarterly, plus interest, through
December, 2000, interest rate adjusts
semi-annually to the base rate of
Chase Manhattan Bank (8.25% at
December 31, 1996).                                     332         3,034

7.5% Promissory Notes, unsecured,
annual payments of $155,000, plus
interest, with final payments in
August, 1998, and March, 1999.                          330           484

Other.                                                   75           379
                                                    -------       -------

                                                      4,626         5,795
     Less portion due within one year                (1,133)       (1,266)
                                                    -------       -------

                                                    $ 3,493       $ 4,529
                                                    =======       =======

                        T/SF COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1996, 1995 and 1994

     Installments due on long-term debt during each of the five years subsequent to December 31, 1996, are as follows:


                                   (In thousands)

                        1997           $1,133
                        1998              963
                        1999              898
                        2000            1,252
                        2001              380
                                       ------

                                       $4,626
                                       ======

     At December 31, 1996, the Company has a revolving credit arrangement with a bank which allows the Company to borrow up to $16,000,000 and at the Company's election can be converted into a four-year term loan. A balance of $500,000 was outstanding under this arrangement at December 31, 1996. Common stock of the Company's operating subsidiaries, except CORSEARCH, is pledged as collateral under this revolving credit arrangement, which also provides for various covenants including restricting the payment of dividends in any fiscal year to a maximum of $2,000,000. Interest on amounts borrowed is payable monthly at the Chase Manhattan base rate (8.25 percent at December 31, 1996). A one-quarter (1/4) percent per annum fee is payable to the bank on the unused portion of the credit facility.

                        T/SF COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1996, 1995 and 1994

6.   INCOME TAXES:

     The provision for income taxes is comprised of the following:

                                                Year Ended December 31,
                                            1996         1995          1994
                                            ----         ----          ----
                                                    (In thousands)
      Current:
          Federal                          $2,487       $(  679)      $2,600
          State                               305         1,378          332
                                           ------       -------       ------
                                            2,792           699        2,932
                                           ------       -------       ------

      Deferred:
          Federal                             266        (  521)       ( 339)
          State                                43        (  120)       (   4)
                                           ------       -------       ------
                                              309        (  641)       ( 343)
                                           ------       -------       ------

                                           $3,101       $    58       $2,589
                                           ======       =======       ======

     The reconciliation of income tax computed at the federal statutory rate (34%) to income tax expense is as follows:

                                                Year Ended December 31,
                                            1996         1995          1994
                                            ----         ----          ----
                                                    (In thousands)
Income tax provision at statutory rates    $2,897       $ 5,478       $ 1,128
Amortization of acquired assets not
 deductible for income tax purposes           262           193           224
Losses without tax benefit                     --            --         1,061
Utilization of losses previously
 subject to valuation allowance                --        (3,570)           --
Excess of tax basis of assets sold over
 book basis, not previously tax effected       --        (1,591)       (   36)
State income taxes                            232        (  428)          217
Reduction in previously provided taxes
 related to settlement of tax examinations   (300)           --            --
Other                                          10        (   24)    (       5)
                                           ------       -------        ------

                                           $3,101       $    58       $ 2,589
                                           ======       =======       =======

                        T/SF COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1996, 1995 and 1994

     Significant components of deferred tax assets and liabilities are as follows:

                                                December 31,
                                            1996            1995
                                            ----            ----
                                               (In thousands)
Deferred tax assets:
  Income recognized in different
   accounting period for income tax
   purposes                                $  236          $1,028
  Deferred severance benefits payable         686             805
  Reserves on assets                          343             293
  Accrued expenses deductible when paid       606             304
  Fixed asset basis differences               100              --
                                           ------          ------
      Deferred tax assets                   1,971           2,430
                                           ------          ------

Deferred tax liabilities:
  Fixed asset basis differences                --           ( 144)
  Unusual gain recognized in different
   accounting period for income tax            --           ( 336)
   reporting purposes
  Other asset basis difference             (  497)             --
                                           ------          ------
      Deferred tax liabilities             (  497)          ( 480)
                                           ------          ------

Net deferred tax assets                    $1,474          $1,950
                                           ======          ======

     Net deferred tax assets are reflected on the accompanying balance sheets as follows:

                                                December 31,
                                            1996            1995
                                            ----            ----
                                               (In thousands)
Current assets - Deferred tax assets       $  896          $  494
Long-term - Deferred tax assets               578           1,456
                                           ------          ------

                                           $1,474          $1,950
                                           ======          ======

     Subsequent to December 31, 1996, the Company was notified by the taxing authority of a state that the income tax refund receivable from the state would be contested and was also notified by the taxing authority of a second state of proposed adjustments to certain prior years' income taxes paid. Management believes that the tax positions taken by the Company were correct and that the amounts included in "refundable income taxes" in the consolidated balance sheet as of December 31, 1996, will ultimately be received and that adjustments, if any, for income taxes will not be material to the consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1996, 1995 and 1994

7.   CAPITAL STOCK:

     The Company has authorized 10,000,000 shares of $0.10 par value Common Stock and 1,000,000 shares of $10.00 par value preferred stock. No shares of preferred stock have been issued. (Reference is made to Note 1 for the capital stock transactions in connection with the Merger.)

     In 1996, 1995 and 1994, the Company purchased and retired 7,900 shares ($24.94 per share), 78,819 shares ($10.50 and $5.48 per share), and 25,000 shares ($6.37 per share), respectively, of its Common Stock owned by certain officers and directors. As part of these transactions, the Company received payments on loans of $300,000 in 1995 and $24,000 in 1994.

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

    The Company's incentive stock option plan authorizes an aggregate of 150,000 shares of the Company's Common Stock which may be granted to key employees. Options for 118,000 shares were outstanding at December 31, 1996, at option prices ranging from $5.50 to $15.00 per share. During 1996, options for 103,000 shares were granted. No options were exercised and options for 5,000 shares were canceled. Options are granted at the discretion of the Board of Directors' Compensation Committee at a minimum exercise price of 100 percent of the market value of the Company's Common Stock at the date of grant.

    In January, 1994, the Company's Board of Directors approved the 1994 Incentive Stock Plan which permits the grant of stock options and awards of restricted stock to executives and key employees. Pursuant to various bonus and incentive plans, the Company awarded 29,186 shares of restricted stock at $6.25 and $4.94 per share in April, 1995 and May, 1995, as part of incentives which were accrued in 1994. These restricted shares vest three years from the effective date of the grant. Options for 50,000 shares were granted in 1996 at option prices ranging from $13.88 to $24.00 per share, options for 15,000 shares were granted in 1995 at an option price of $6.00 per share and options for 202,500 shares were granted in 1994 at an option price of $4.25 per share. The options were granted at the market price of the Company's Common Stock at the effective date of the grant, expire in 2001 through 2006 and vest 100 percent in 1997 through 1999.

                        T/SF COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1996, 1995 and 1994

     An Employee Stock Purchase Plan has been approved and 100,000 shares of Common Stock have been allocated for this plan. No shares have been issued under this plan. In 1995, the Company's Board of Directors approved the matching of 20 percent of each employee's contributions (limited to 5 percent maximum employee contribution) to the qualified 401(k) defined contribution plan with the Company's Common Stock and 50,000 shares of Common Stock have been allocated for this plan. During 1996 and 1995, 6,247 shares and 3,852 shares were issued to the 401(k) plan as matching contributions.

     The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation" (SFAS No. 123). SFAS No. 123 established financial accounting and reporting standards for stock-based compensation plans and to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Since the effect of SFAS No. 123 is not material, the Company has made no disclosure of pro forma net income and earnings per share as if SFAS No. 123 had been adopted.

8.   COMMITMENTS AND CONTINGENCIES:

     Operating lease agreements of the Company are principally for office facilities and equipment and expire at various dates through 2009. Rent expense in 1996, 1995 and 1994 under operating leases was approximately $1,190,000, $1,080,000 and $924,000, respectively.

     As of December 31, 1996, future minimum lease payments are as follows:

                     Year Ending            Minimum Lease
                     December 31,              Payments
                    --------------          -------------
                                            (In thousands)

                         1997                   $1,344
                         1998                    1,290
                         1999                      982
                         2000                      644
                         2001                      407
                      Thereafter                 3,018
                                                ------
                                                $7,685
                                                ======

     The Company has employment agreements with five key employees of the Company and its subsidiaries which provide for individual compensation ranging from $43,000 to $225,000 annually ($605,000 annually in the aggregate) and expire at various dates through 1999.

                        T/SF COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1996, 1995 and 1994

     The Company is a defendant in certain litigation arising out of operations in the normal course of business. However, it is the opinion of management that the ultimate liabilities relating thereto, if any, will not have a material adverse effect on the financial position or results of operations of the Company.

9.   RELATED PARTY TRANSACTIONS:

     Effective December 31, 1994, the Chairman of the Executive Committee of Tribune/Swab-Fox retired. Deferred compensation expense of approximately $277,000 was recorded in 1994 related to this retirement. In addition, the Company acquired 25,100 shares of Common Stock for $160,000 from the former employee. In connection with an amendment to the Retirement Agreement in December, 1995, the Company purchased an additional 30,000 shares of Common Stock at $10.50 per share, a note payable to the Company of approximately $300,000 was paid and the puts and calls for shares of Common Stock owned by the former Chairman of the Executive Committee were canceled.

     In March, 1995, upon exercise of an option, the Company acquired 48,819 equivalent shares of the Company's Common Stock from the Profit Sharing Plan and Trust of Tribune/Swab-Fox Companies, Inc., of which the former Chairman and Chief Executive Officer of the Company is the trustee, for $291,750, with a cash payment of $72,937 and a note for $218,813 payable in equal annual installments over four years.

     Under the terms of a loan agreement, amended in June, 1992, a current officer and director of the Company borrowed approximately $250,000 (outstanding balance of $200,000 at December 31, 1996) from the Company at an interest rate of 8.5 percent, secured by 87,333 shares of Common Stock of the Company and payable in semi-annual payments of $16,667, plus interest, with all of the remaining balance due in October, 1999.

                        T/SF COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1996, 1995 and 1994

10.  BUSINESS SEGMENT INFORMATION:

     Operations of the Company are conducted primarily through three business segments entirely within the continental United States. These segments and the primary operations of each are as follows:


Business Segment                                 Operations
----------------                                 ----------
Gaming Media Services        Publication of one trade journal (four prior to
 (formerly publishing)       July, 1995) and three newsletters by G.E.M. and
                             owner of a conference/trade show, all directed to
                             the legalized gaming industry.  This segment prior
                             to July, 1995, included several trade journals.
                             With the sale of three trade journals in 1995, the
                             focus of the segment is gaming media services and
                             the name of the segment has been changed to
                             reflect this.  No adjustments were made to prior
                             years.

Exposition                   Publisher (Atwood) of various convention/trade
Services                     show publications and a trade journal, and
                             provider (Galaxy) of registration services,
                             exhibitor marketing and information services, all
                             to the exposition industry.


Information                  Provider (TISI) of pre-employment screening
Services                     information including motor vehicle reports, truck
                             driver employment information, worker's
                             compensation information, credit reports, criminal
                             record reports and other pre-employment screening
                             information and services, to the trucking and
                             other industries and motor vehicle reports to the
                             insurance industry.  Provider (CORSEARCH) of
                             trademark and tradename research and information
                             services, using both proprietary and public
                             databases.


                        T/SF COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1996, 1995 and 1994

     Summarized financial information by industry segment is as follows:


                                                Year Ended December 31,
                                              1996       1995       1994
                                              ----       ----       ----
                                                    (In thousands)
NET REVENUES FROM SALES
 TO UNAFFILIATED CUSTOMERS:
   Gaming media services                    $  9,281   $ 26,498    $ 18,608
   Exposition services                        33,610     26,591      21,057
   Information services                       24,273     17,950      15,091
   Corporate and other                         1,478      1,039       2,163
                                            --------   --------    --------
                                            $ 68,642   $ 72,078    $ 56,919
                                            ========   ========    ========

OPERATING PROFIT:
   Gaming media services                    $  1,392   $ 13,758    $  2,891
   Exposition services                         4,626      1,031       1,453
   Information services                        5,612      3,435       2,992
                                            --------   --------    --------
   Operating profit from segments             11,630     18,224       7,336
   Corporate expenses, net                   ( 2,527)   ( 1,253)    (   466)
   Interest expense                          (   581)   (   859)    (   736)
                                            --------   --------    --------

   Income before income taxes               $  8,522   $ 16,112    $  6,134
                                            ========   ========    ========

IDENTIFIABLE ASSETS:
   Gaming media services                    $  2,235   $  2,491    $ 14,871
   Exposition services                        12,394     13,034      11,534
   Information services                       32,035     12,640      12,101
   Corporate                                   9,318     25,279      12,808
   Discontinued operations                        --         --       2,267
                                            --------   --------    --------
                                            $ 55,982   $ 53,444    $ 53,581
                                            ========   ========    ========

                        T/SF COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1996, 1995 and 1994

                                              Year Ended December 31,
                                          1996         1995         1994
                                          ----         ----         ----
                                              (In thousands)
DEPRECIATION AND AMORTIZATION:
   Gaming media services                 $  162       $  492       $  866
   Exposition services                    2,030        1,873        1,167
   Information services                   1,723        1,175        1,035
   Corporate                                103           61           50
   Discontinued operations                   --           --           45
                                         ------       ------       ------
                                         $4,018       $3,601       $3,163
                                         ======       ======       ======

CAPITAL EXPENDITURES:
   Gaming media services                 $  173       $   52       $  109
   Exposition services                      924        1,244        3,175
   Information services                   1,533        1,285          935
   Corporate                                 11            8          163
                                         ------       ------       ------
                                         $2,641       $2,589       $4,382
                                         ======       ======       ======

     Corporate revenues consist principally of revenues from interest, covenants-not-to-compete and miscellaneous non-operating income. Operating profit is net revenues less applicable operating expenses and segment general and administrative expenses. Corporate general and administrative expenses are generally not allocated to each segment.

     Identifiable assets by segment are those assets that are used in the operations of each segment. Corporate assets consist principally of cash and cash equivalents, notes receivable, prepaid expenses and corporate furniture, fixtures and equipment. Capital expenditures include additions to property, plant and equipment, goodwill and truck driver employment information files.

     During 1996, 1995 and 1994, no customer represented ten percent or more of the Company's revenue or operating profit.

                        T/SF COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1996, 1995 and 1994

11.  ACCRUED LIABILITIES:

     Accrued liabilities consist of the following:

                                                     December 31,
                                                    1996     1995
                                                    ----     ----
                                                    (In thousands)
        Current portion of deferred contract       $  419   $  482
         liabilities
        Accrued interest                               52       47
        Accrued payroll and employee benefits       1,763      902
        Accrued income taxes                          311    2,073
        Accrued other liabilities                   2,483    2,005
                                                   ------   ------

                                                   $5,028   $5,509
                                                   ======   ======