Form 10-K/A
period 1996-12-31
T SF COMMUNICATIONS CORP
filed 1997-04-29
CIK 847841

                                 FORM 10-K/A1

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

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 7, 1997, 3,298,076 shares of the registrant's Common Stock were outstanding. The aggregate market value of those shares held by nonaffiliates of the registrant on March 7, 1997, was approximately $39,775,000. For this purpose, the Common Stock was valued at $27.50 per share, being the closing price on March 7, 1997, on the American Stock Exchange on which the stock is traded. For purposes of this computation, only officers and directors of the registrant, the chief operating or executive officer of each of its material subsidiaries, and beneficial owners of more than 10 percent of the combined voting power of all voting securities of the registrant, and affiliates of such persons, were deemed to be affiliates.


                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference into this Form 10-K:

     1. Registrant's Current Report on Form 8-K, dated August 30, 1996, with respect to events occurring on August 15, 1996 (Part I, Item 1; Part III, Items 11 and 13; Part IV, Item 14).

     2. Registrant's Form 8-K/A1, dated October 29, 1996, amending the Form 8-K referenced in 1. above (Part I, Item 1; Part III, Items 11 and 13; Part IV, Item 14).

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to each Director and executive officer, as well as with respect to certain other key employees of T/SF Communications Corporation ("T/SF", the "Company" or the "registrant").
All Directors of the Company hold office until the next Annual Meeting of Stockholders and until the election and qualification of their successors. Mr. Swab, under the terms of his Retirement Agreement, is entitled to be nominated to serve as a Director of the Company as long as he owns at least 50,000 shares of Common Stock of the Company. Except as noted, each officer was elected in 1996 at the annual meeting of the Board of Directors to serve for one year or, if earlier or later, until the next Annual Meeting of the Board of Directors.


                                   DIRECTOR OR OFFICER
                                    OF THE COMPANY OR
                                  TRIBUNE/SWAB-FOX  OR      POSITION WITH THE
        NAME                 AGE   EMPLOYEE SINCE (1)            COMPANY
        ----                 ---  --------------------   -----------------------
Howard G. Barnett, Jr.        46            1984         Chairman, President,
                                                         Chief Executive
                                                         Officer and Director

Robert E. Craine, Jr.         49            1985         Executive Vice
                                                         President and Director

J. Gary Mourton               50            1980         Senior Vice
                                                         President-Finance,
                                                         Chief Financial
                                                         Officer and Treasurer

Martin F. Beck                79            1989         Director

William N. Griggs             65            1989         Director

Mark A. Leavitt               38            1989         Director

David Lloyd Jones             58            1991         Director

Jenkin Lloyd Jones Jr.        60            1984         Director

Robert J. Swab                59            1969         Director

Martin A. Vaughan             70            1984         Director

Stuart P. Honeybone           55            1986         Vice President of the
                                                         Company and President
                                                         of G.E.M.
                                                         Communications, Inc.
                                                         ("G.E.M.")

Richard A. Wimbish            53            1987         President of
                                                         Transportation
                                                         Information Services,
                                                         Inc. ("TISI")

Robert Frank                  44            1996         President of
                                                         CORSEARCH, Inc.
                                                         ("CORSEARCH")

W. Michael Goodwin            46            1996         President and Chief
                                                         Executive Officer of
                                                         Atwood Convention
                                                         Publishing, Inc.
                                                         ("Atwood") and Galaxy
                                                         Registration, Inc.
                                                         ("Galaxy")

Jimmy C. Strong               62            1990         Vice President-Human
                                                         Resources

Linda F. Toon                 52            1985         Secretary

__________________________
(1) As the Company was not formed until 1989, if the date indicated is prior to 1989, this represents the date that the individual was first employed or became an officer or director of Tribune/Swab-Fox Companies, Inc. ("Tribune/Swab-Fox"), the former parent company of the Company.

    HOWARD G. BARNETT, JR. - Became Executive Vice President of Tribune/Swab-Fox on January 1, 1985, and was elected President in March, 1991, and Chief Executive Officer on August 1, 1993. He was elected President of the Company on its formation in 1989, and was elected Chairman and Chief Executive Officer on August 1, 1993. For approximately ten years prior to joining Tribune/Swab-Fox, Mr. Barnett was a member of the law firm of Sneed, Lang, Adams & Barnett, Tulsa, Oklahoma. Mr. Barnett is the cousin of David Lloyd Jones and Jenkin Lloyd Jones Jr.

    ROBERT E. CRAINE, JR. - Joined Tribune/Swab-Fox in November, 1985, as President of TSF Capital Corp., a then wholly-owned subsidiary of Tribune/Swab-Fox. He became Vice President of Tribune/Swab-Fox in May, 1986, and Senior Vice President in August, 1988. Mr. Craine became Senior Vice President of the Company upon its formation in 1989 and became Executive Vice President and a Director in March, 1994. For the 11 years preceding his joining Tribune/Swab-Fox, Mr. Craine was a member of the law firm of Gable & Gotwals, Inc., Tulsa, Oklahoma.

    J. GARY MOURTON - Joined Tribune/Swab-Fox as Chief Financial Officer in 1980 and became Vice President-Finance and Treasurer in 1984. For the 11 years prior to that time, Mr. Mourton was with the accounting firm of Arthur Andersen LLP. Mr. Mourton is a certified public accountant. Mr. Mourton became Senior Vice President-Finance, Chief Financial Officer and Treasurer of the Company upon its formation in 1989.

    MARTIN F. BECK - Until its sale in 1995, Mr. Beck was Chairman of Beck-Ross Communications, Inc., Rockville Centre, New York, a company which he founded in 1968 and which owned and operated several radio stations. Mr. Beck has been involved most of his life in the media business, primarily in radio. He is a past president of the New York State Broadcasters Association and Past Chairman of the Radio Board of the National Association of Broadcasters. Mr. Beck is currently an investor and serves on the Board of Granite Broadcasting Company, a public media company which owns and operates television stations.

    WILLIAM N. GRIGGS - Has been a Managing Director of Griggs & Santow Incorporated, a financial and economic consulting firm, since 1983. Dr. Griggs previously served as financial economist at the Federal Reserve Bank of Dallas and Deputy to the Assistant Secretary of the Treasury responsible for economic policy. Prior to forming his own firm, Dr. Griggs worked over the years in Wall Street with Aubrey G. Lanston, Lehman Brothers and J. Henry Schroder Bank & Trust Company. He currently serves on the Board of Directors of Massachusetts Mutual Life Insurance Company, and its Investment Policy Committee. Dr. Griggs received his PH.D from Ohio State University.

    MARK A. LEAVITT - Joined Prudential Securities Incorporated, an investment banking firm, as a Managing Director in 1996. For the nine years prior to joining Prudential, Mr. Leavitt was with another investment banking firm, Oppenheimer & Co., Inc., joining it as a Vice President in the Corporate Finance Department in 1987, and became Senior Vice President in 1989 and Managing Director on May 1, 1992. For the seven years prior to joining Oppenheimer, Mr.

Leavitt was with Continental Illinois National Bank, and was a Senior Director in the Capital Markets Group when he left to join Oppenheimer & Co., Inc.

    DAVID LLOYD JONES - Served as Vice President and Director of Tulsa Tribune Company, a wholly-owned subsidiary of the Company ("Tribune"), from 1984 until 1992. Mr. Jones was elected as a Director of the Company in 1991. Mr. Jones, with his wife, currently owns and manages a book store in Tulsa, Oklahoma. Mr. Jones is the cousin of Howard G. Barnett, Jr., and the brother of Jenkin Lloyd Jones Jr.

    JENKIN LLOYD JONES JR. - Was Vice President of Tribune from 1967, and became Executive Editor of the Tulsa Tribune, a newspaper published by Tribune, in 1975, was made Editor in 1988 and in November, 1991, was made Publisher. Mr. Jones currently writes for various publications on a contract or a freelance basis. Mr. Jones is the brother of David Lloyd Jones and a cousin of Howard G. Barnett, Jr.

    ROBERT J. SWAB - Has been associated with Tribune/Swab-Fox and its predecessors and has served as a Director of such companies from May, 1969, to May, 1995. He was Executive Vice President, Secretary and Treasurer of Tribune/Swab-Fox or such predecessors from 1969 through January, 1979, President from January, 1979, to April, 1980, and Chairman of the Board from April, 1980, to October, 1984, and Chairman of the Executive Committee from October 1, 1984, until December, 1994, when he retired.

    MARTIN A. VAUGHAN - Is currently the Chairman of the Board, President and Chief Executive Officer, Director and a major owner of Midwest Energy Corporation, a privately-held oil and gas exploration company, and of Midwest Energy Companies, Inc., a public international oil and gas exploration company. Mr. Vaughan has been with such companies or their predecessors since 1982. Mr. Vaughan was a Director of Tribune/Swab-Fox from 1984 to May, 1995, and was Vice Chairman of that Board from August, 1993, to May, 1995.

    STUART P. HONEYBONE - Joined Tribune/Swab-Fox in June, 1986, as Vice President of TSF Capital Corp., a then wholly-owned subsidiary of Tribune/Swab-Fox, and became Vice President of Tribune/Swab-Fox in 1988. Mr. Honeybone became Vice President of the Company upon its formation in 1989. Mr. Honeybone became President of G.E.M. (formerly BMT Communications, Inc.), a wholly-owned subsidiary of the Company, in December, 1994. From September, 1985, until joining Tribune/Swab-Fox, Mr. Honeybone was the Owner and Chief Executive Officer of HBO Management, a consulting firm specializing in problem or troubled businesses. For the six years preceding this, Mr. Honeybone was with Hinderliter Industries, Inc. and was Group Vice President, Energy Group, at the time of his leaving the employ of such company.

    RICHARD A. WIMBISH - Joined TISI, a wholly-owned subsidiary of the Company, as controller in 1987 and became Executive Vice President in 1990. Mr. Wimbish was made President of TISI in 1991. Prior to joining TISI, Mr. Wimbish was Controller and Chief Financial Officer of Carlson Reserve Corporation from 1981 through 1986.

    ROBERT FRANK - Founded CORSEARCH in 1983 and has been the President of such company on a full time basis since such time (CORSEARCH was acquired by T/SF in August, 1996). Prior to that time, Mr. Frank served as Adjunct Professor at Ithaca College and also taught at Cornell University.

    W. MICHAEL GOODWIN - Joined T/SF in December, 1996, as President and Chief Executive Officer of both Atwood and Galaxy, wholly-owned subsidiaries of the Company which together comprise the Company's Exposition Services Division. Prior to joining Atwood-Galaxy, Mr. Goodwin was founder and President of Falcon Sports Group, Inc., a company which focused on developing and introducing new sports media properties. Before forming his own company in 1995, Mr. Goodwin was Executive Vice President and Chief Operating Officer of Professional Sports Publications, a publisher of sporting event game day magazines (1992-1995) and was Vice President of Marketing and Development of Kraft General Foods - Kraft Dairy Division (1989-1991). From 1984 through 1988, Mr. Goodwin was Director of New Business Development for General Foods Corporation.

    JIMMY C. STRONG - Became Vice President-Human Resources of the Company in 1990. For the year before joining the Company, Mr. Strong was with Hinderliter Heat Treating, Inc., as Vice President of Human Resources, and was with Hinderliter Industries, Inc., a diversified manufacturing company, for the preceding 16 years.

    LINDA F. TOON - Has been employed as Assistant to Mr. Barnett since 1985 and became Secretary of the Company in December, 1995.

    SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. To the Company's knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to the Company and written representations that no other forms were required, all persons required to file Forms 3, 4 and 5 during and with respect to 1996 timely made all required filings, except: W. Michael Goodwin filed his initial Form 3 a month late because he did not realize his position required the filing; Jimmy
C. Strong and Linda F. Toon filed their Form 5's late because they inadvertently overlooked the fact that the allocation of shares of Common Stock to their accounts in T/SF'S 401(K) plan required such a filing; and Fir Tree Value Fund, L.P. and its General Partner, Jeffrey A. Tannenbaum, both filed financial Form 3's late.

ITEM 11.  EXECUTIVE COMPENSATION

        COMPENSATION.

    Set forth below is certain information with respect to the compensation of the Company's Chief Executive Officer and each of the Company's and its subsidiaries' four other most highly compensated executive officers, based on salary and bonus earned during 1996, for services in all capacities to the Company and its subsidiaries during each of the Company's last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM COMPENSATION
                                                                       -------------------------------------
                                        ANNUAL COMPENSATION (1)                 AWARDS               PAYOUTS
                                   ----------------------------------  --------------------------   ---------
                                                             OTHER                     SECURITIES                    ALL
                                                             ANNUAL     RESTRICTED     UNDERLYING                   OTHER
NAME AND                                                    COMPEN-       STOCK         OPTIONS/      LTIP        COMPENSA-
PRINCIPAL POSITION           YEAR  SALARY($)   BONUS($)(2)  SATION($)  AWARD(S)($)(3)  SARS(#)(4)   PAYOUTS($)    TION ($)(5)
---------------------------  ----  ---------   -----------  ---------  --------------  ----------   ----------    -----------
Howard G. Barnett, Jr.(6)    1996   270,000      189,000          ---             ---      30,000          ---        7,600
  Chairman, President and    1995   210,904      175,000          ---             ---         ---          ---        5,575
  Chief Executive Officer    1994   207,704       77,889          ---          77,889      75,000          ---        5,544

J. Gary Mourton              1996   166,400      116,480          ---             ---      21,000          ---        6,541
  Senior Vice President  &   1995   157,410       63,000          ---             ---         ---          ---        5,047
  Chief Financial Officer    1994   151,410       34,067          ---          34,067      37,500          ---        4,620

Robert E. Craine, Jr.        1996   159,000      111,300          ---             ---      21,000          ---        6,418
  Executive Vice President   1995   150,000       55,000          ---             ---         ---          ---        5,154
                             1994   133,900       30,127          ---          30,127      37,500          ---        4,107

Richard A. Wimbish           1996   155,000       41,491          ---             ---      10,000          ---        5,429
  President, TISI            1995   140,000       36,083          ---             ---         ---          ---        4,959
                             1994   125,000       36,192          ---             ---      22,500          ---        3,960

Stuart P. Honeybone          1996   154,000      107,800          ---             ---      21,000          ---        7,585
  Vice President             1995   132,000       52,000          ---             ---      15,000          ---        5,369
___________________          1994   120,150       27,500          ---             ---      10,000          ---        4,064

(1) No cash compensation other than the annual amounts described was paid to any of the named executives attributable to the period shown. Certain executives are also entitled to car allowances or are provided cars, and club dues are paid for certain executives. The value of such perquisites is not required to be disclosed because the aggregate amount of such compensation does not exceed the lesser of $50,000 or 10 percent of the total amount of annual salary and bonus for any named executive.

(2) Includes bonuses earned for the year, even if paid in another year.

(3) Under the T/SF Communications Corporation 1994 Incentive Stock Plan (the "Incentive Stock Plan"), approved by the stockholders of the Company at the 1994 Annual Meeting of Stockholders, one-half of the 1994 bonus paid to Howard G. Barnett, Jr., J. Gary Mourton and Robert E. Craine, Jr., was paid in the form of restricted stock grants. The amount shown here represents the dollar amount of such stock grants, which were granted at a rate of $6.25 per share, being the closing price on the American Stock Exchange for Common Stock on December 30, 1994 (the last trading day of 1994). Each such stock grant vests 100 percent after three years, assuming the employee is then employed by the Company (subject to earlier vesting in the case of death or disability of the employee). Dividends are payable on the restricted stock to the same extent as would be paid on Common Stock. There are no other outstanding restricted stock grants to such persons. As of December 31, 1996, Mr. Barnett held 12,462 shares of restricted Common Stock, valued at $345,820 in the aggregate; Mr. Mourton held 5,451 shares of restricted Common Stock, valued at $151,265 in the aggregate; and Mr. Craine held 4,820 shares of restricted Common Stock, valued at $133,755 in the aggregate. Values as of December 31, 1996, of restricted Common Stock are based on the closing price on the American Stock Exchange for Common Stock on December 31, 1996 (the last trading day of 1996).

(4) Consists solely of options to acquire shares of Common Stock.

(5) These amounts represent the total value of the Company's contributions made or accrued to the Company's 401(k) plan. All such persons are 100 percent vested in their accounts under the Company's plan.

(6) The cash compensation shown for Howard G. Barnett, Jr., in the table does not include amounts paid to him as a director of Tribune/Swab-Fox in 1994 and 1995. Employees who are Directors of the Company do not receive fees from the Company as Directors.

    OPTIONS.

    The following table sets forth certain information with respect to options exercised by the named executive officers of the Company and its subsidiaries during 1996, and the number and value of unexercised options held by such persons at the end of the year. The Company has never granted any stock appreciation rights.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES
                     -------------------------------------

                                                                                      VALUE OF
                                                              NUMBER OF              UNEXERCISED
                                                          SECURITIES UNDER-         IN-THE-MONEY
                                                          LYING UNEXERCISED         OPTIONS/SARS
                                                           OPTIONS/SARS AT         AT FISCAL YEAR-
                                                           FISCAL YEAR-END         END ($) (1)(2)

                          SHARES ACQUIRED     VALUE           EXERCISABLE/          EXERCISABLE/
NAME                      ON EXERCISE (#)   REALIZED($)(1)   UNEXERCISABLE         UNEXERCISABLE
------------------------  ---------------   --------------   --------------      -----------------
Howard G. Barnett, Jr.           -0-            -0-           30,000/75,000      382,500/1,762,500
J. Gary Mourton                  -0-            -0-           21,000/37,500        267,750/881,250
Robert E. Craine, Jr.            -0-            -0-           21,000/37,500        267,750/881,250
Richard A. Wimbish               -0-            -0-              -0-/32,500            -0-/667,500
Stuart P. Honeybone              -0-            -0-           21,000/25,000        267,750/561,250

(1) Market value of the underlying securities at exercise date or fiscal year-end, as the case may be, minus the option exercise price.

(2) The closing price for Common Stock on the American Stock Exchange on December 31, 1996, the last trading day of the fiscal year, was $27.75.

    The following table sets forth certain information with respect to options granted to the named executive officers of the Company and its subsidiaries during 1996. The Company has never granted any stock appreciation rights.

                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
---------------------------------------------------------------------------------------

                             INDIVIDUAL GRANTS
---------------------------------------------------------------------------------------
                                                                                              POTENTIAL REALIZABLE VALUE
                          NUMBER OF         % OF TOTAL                                          AT ASSUMED ANNUAL RATES
                          SECURITIES        OPTIONS/SARS                                      OF STOCK PRICE APPRECIATION
                          UNDERLYING        GRANTED TO       EXERCISE                              FOR OPTION TERM (2)
                          OPTIONS/SARS      EMPLOYEES IN     OR BASE         EXPIRATION       ---------------------------
           NAME           GRANTED(#)(1)     FISCAL YEAR      PRICE($SH)         DATE            5%($)             10%($)
           ----           -------------     ------------     ----------      ----------       --------           --------
Howard G. Barnett, Jr.        30,000(3)        19.61           $ 15.00         3/18/03        135,700             361,200
J. Gary Mourton               21,000(3)        13.73             15.00         3/18/03         95,000             252,800
Robert E. Craine, Jr.         21,000(3)        13.73             15.00         3/18/03         95,000             252,800
Richard A. Wimbish            10,000(4)         6.54             13.875        3/18/06         87,700             221,100
Stuart P. Honeybone           21,000(3)        13.73             15.00         3/18/03         95,000             252,800

(1) Consists solely of options to acquire shares of Common Stock. The option exercise price may be paid in cash, by delivery of already-owned shares, and in some instances by offset of the underlying shares, or by a combination of such methods. Tax withholding obligations, if any, related to exercise may be paid by offset of the underlying shares, subject to certain conditions.

(2) Potential realizable value illustrates the value that might be realized upon exercise of the options immediately prior to the expiration of their term (ten years from the date of grant as to the options granted Mr. Wimbish and seven years from the date of grant as to all other options in the table), assuming that the Common Stock appreciates in value from the date of grant to the end of the option term at rates of 5 percent and 10 percent, respectively, compounded annually.

(3) These options were granted for a term of seven years, subject to earlier termination in certain events related to the termination of employment. The exercise price of $15.00 was higher than the $13.88 per share market price of the Common Stock on the date of grant. These options vested in three traunches as the price of the Common Stock reached $18.00, $21.00 and $24.00, all of which were achieved in 1996.

(4) The options were granted for a term of ten years, subject to earlier termination in certain events related to the termination of employment. The exercise price of the options is equal to the fair market value of the Common Stock on the date of grant. The options become exercisable in full on March 18, 1999.

        COMPENSATION OF DIRECTORS. Employee Directors receive no additional compensation for service on the Board of Directors or any committee thereof. Nonemployee Directors are paid a fee of $7,500 per year, plus an attendance fee of $500 per meeting. Nonemployee Directors receive an additional fee of $1,500 per year for each committee of the Board of Directors on which they serve, plus an attendance fee of $500 per committee meeting. Also, Directors who serve as chairman of a board committee receive an additional $1,500 annually. All Directors are reimbursed by the Company for out-of-pocket expenses incurred by them in connection with their service on the Board of Directors and any committee thereof. In addition to the fees paid to Dr.

Griggs for serving as a Director of the Company, the Company has agreed to pay the firm of Griggs & Santow Incorporated, economists and consultants, $5,000 annually for periodic consulting services.

        EMPLOYMENT AGREEMENTS. As of April 22, 1997, the Company was subject to employment agreements with certain directors, officers or key employees, as follows:

        David Lloyd Jones - As part of Tribune's termination of the Joint Operating Agreement ("JOA") with World Publishing Company ("World"), which resulted in the closure of The Tulsa Tribune, Director David Lloyd Jones' employment with Newspaper Printing Corporation ("NPC") was terminated and he was no longer needed as an employee of Tribune. A severance arrangement was entered into by the Company whereby Mr. Jones is employed by the Company for special projects and is paid $50,000 per year through March, 1999. This severance payment is in lieu of severance to which Mr. Jones would have been entitled under the Company's package for other Tribune newsroom employees of NPC.

        Jenkin Lloyd Jones Jr. - In the same way as for David Lloyd Jones, Jenkin Lloyd Jones Jr.'s employment with NPC was terminated upon the termination of the JOA with World. A severance arrangement was entered into by the Company whereby Mr. Jones is employed by the Company for special projects and is paid $33,333 per year through December, 1998. This severance package is in lieu of severance to which Mr. Jones would have been entitled under the Company's package for other Tribune newsroom employees of NPC.

     W. Michael Goodwin - Mr. Goodwin was hired by the Company in December, 1996, to serve as President and Chief Executive Officer of its Exposition Services Division, which includes Atwood and Galaxy. Mr. Goodwin was employed pursuant to an Employment Agreement which extends to December 31, 1997, at a base salary of $165,000 annually. The Employment Agreement provides for various incentives and bonus possibilities, with $20,000 of such bonus guaranteed. Pursuant to such Employment Agreement, Mr. Goodwin was granted on January 16, 1997, options for 20,000 shares of Common Stock of the Company at an exercise price of $28.00 per share, the closing price of the Common Stock on the American Stock Exchange on such date of grant. The options, granted under the Incentive Stock Plan, are for a period of ten years, and vest 100% as of the date three years after the date of grant, or January 16, 2000.

     Richard A. Wimbish - In November, 1996, the Company announced that it had engaged Prudential Securities Incorporated, to help it explore strategic alternatives affecting TISI, including a possible sale, of which Mr. Wimbish is President. As the Company has done in the past in connection with the possible divestiture of a division, the Company entered into agreements with the senior managers of TISI to (i) ensure their continued presence at TISI during the time which such strategic alternatives are being explored, and (ii) provide an incentive to such employees to ensure that the maximum consideration is received by the Company in connection with any such transaction, if consummated. As to Mr. Wimbish, the Company caused TISI to enter into an Employment Agreement with him, effective January 1, 1997, which provides for the following, among other things:

     . A salary in 1997 of $165,000 and in 1998 of $175,000.

     . Bonus plans consistent with prior practices of TISI (reference is made to the above compensation table for information concerning Mr. Wimbish's historical bonus earnings).

     . If a transaction is effective with respect to TISI which results in the change of control of TISI (except in certain circumstances), Mr. Wimbish is entitled to a bonus equal to 1/2 of 1% of the total consideration received by the Company in such transaction. In addition, in connection with any such transaction, all options granted, but then unvested, to Mr. Wimbish are deemed vested and he receives an additional bonus determined in accordance to the following formula: 10,000 x (X-28), where X is the price of the Common Stock of the Company on the date immediately preceding the closing of any such transaction.

     . If Mr. Wimbish is terminated at any time after any such change in control transaction, he receives a severance package equal to two years of his then base salary.

     Robert Frank - In connection with the acquisition of CORSEARCH in August, 1996, CORSEARCH entered into an Employment Agreement with Mr. Frank employing him as its President through December 31, 1999. Mr. Frank is employed at a salary of $236,250 in 1997, subject to five percent annual raises if certain income targets for CORSEARCH are achieved each year. Mr. Frank can receive bonuses based on the net income of CORSEARCH being over certain thresholds each year. Under the Agreement by which CORSEARCH was acquired, in the year 2000, Mr. Frank can receive additional payments for his interest in CORSEARCH sold to the Company based on the earnings of CORSEARCH in 1997, 1998 and 1999. Reference is made to the Company's Current Report on Form 8-K, dated August 30, 1996, as amended by the Company's Form 8-K/A1, dated October 29, 1996, for a complete description of Mr. Frank's earnout arrangement.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Certain members of the Compensation Committee receive compensation from the Company by reason of other activities for the Company, either currently or previously. The Compensation Committee of the Board is composed of four members: David Lloyd Jones, Mark A. Leavitt, Robert J. Swab and William N. Griggs. As noted above, Mr. Jones is subject to an employment agreement with the Company, though the Company considers Mr. Jones as an independent director as such agreement is in lieu of a severance package that Mr. Jones would have received in connection with his termination of full-time employment with Tribune, a wholly-owned subsidiary of the Company. As noted below in item 13. Certain Relationships and Related Transactions, Mr. Leavitt was a Managing Director of Oppenheimer &
Co., Inc., which has acted as investment banker for the Company in several previous transactions. Mr. Leavitt is currently a Managing Director of Prudential Securities Incorporated which has been engaged by the Company to review the possible strategic alternatives with respect to TISI. Mr. Swab is subject to a retirement agreement with the Company. Dr. Griggs, in addition to payment received as a director of the Company, also receives $5,000 annually to provide consulting services with respect to his employment as a consulting economist.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Common Stock as of April 22, 1997 (except for Dimensional Fund Advisors Inc., as to which the information is as of December 31, 1995, the effective date of its Schedule 13G filing notifying the Company of its ownership, which has not been amended, and Fir Tree Partners, to which the information is as of March 31, 1997, the effective date of its last Form 4 filing notifying the Company of its ownership), for each beneficial owner of more than five percent of the Common Stock.

                                   NUMBER OF SHARES        APPROXIMATE PERCENTAGE
NAME AND ADDRESS OF                OF COMMON STOCK            OF COMMON STOCK
BENEFICIAL OWNER                 BENEFICIALLY OWNED         BENEFICALLY OWNED(1)
-------------------              ------------------        ----------------------
Florence Lloyd Jones
 Barnett (2)
2619 East 37th Street
Tulsa, OK 74105                        658,239                 19.9%

Howard G. Barnett, Jr. (3)
6742 South Evanston
Tulsa, OK 74136                        760,489                 22.3%

Jenkin Lloyd Jones Jr. (4)
6447 S. Louisville
Tulsa, OK 74136                        231,251                  7.0%

Fir Tree Partners (5)
29th Floor
1211 Avenue of the Americas
New York, NY 10036                     450,806                 13.7%

Dimensional Fund Advisors
 Inc. (6)
11th Floor
1299 Ocean Avenue
Santa Monica, CA  90401                231,400                  7.0%

-----------------------------------------
(1) The percentage ownership of each holder shown was determined assuming only vested options or other rights to acquire Common Stock owned by such holder had been exercised.

(2) Of the 658,239 shares of Common Stock beneficially owned by Mrs. Barnett, 466,139 shares are owned by her and Howard G. Barnett, Jr., as Co-Trustees of the Revocable Inter Vivos Trust of Florence Lloyd Jones Barnett, which shares are also included in the beneficial ownership of Howard G. Barnett, Jr., and 192,100 shares are owned by Mrs. Barnett as Trustee of the Florence Lloyd Jones Barnett Charitable Remainder Unitrust. Mrs. Barnett's ownership does not include 2,510 shares beneficially owned by her husband, Howard G. Barnett, which shares are included in the ownership of Howard G. Barnett, Jr. Mrs. Barnett disclaims beneficial ownership of the shares held by her husband.

(3) Of the 760,489 shares of Common Stock beneficially owned by Mr. Barnett, 175,346 shares are beneficially owned directly for his own account (12,462 shares are restricted until January, 1998, except as to voting rights) and 135 shares are held by the T/SF Communications Savings and Retirement Plan and allocated to Mr. Barnett's account. In addition, Mr. Barnett is the beneficial owner of 466,139 shares of Common Stock owned by Florence Lloyd Jones Barnett (Mr. Barnett's mother) and Mr. Barnett, as Co-Trustees of the Revocable Inter Vivos Trust of Florence Lloyd Jones Barnett, and 2,510 shares of Common Stock owned by Howard G. Barnett (Mr. Barnett's father) and Mr. Barnett, as Co-Trustees of the Revocable Inter Vivos Trust of Howard G. Barnett. The ownership for Mr. Barnett includes 105,000 shares attributable to vested options under the Company's 1994 Incentive Stock Plan and Incentive Stock Option Plan. Also, Mr. Barnett is the beneficial owner of 11,359 shares of Common Stock (excluding the 135 shares allocated to Mr. Barnett's account) owned by the T/SF Communications Corporation Savings and Retirement Plan of which Mr. Barnett is the Trustee. The stock ownership of Mr. Barnett does not include shares held by his wife, Billie T. Barnett (26,602 shares). Mr. Barnett disclaims beneficial ownership of the shares held by his wife.

(4) The ownership shown for Jenkin Lloyd Jones Jr. is derived as follows: 93,465 shares of Common Stock owned by Jenkin Lloyd Jones Jr. and Carol B. Jones, as Co-Trustees of the Revocable Inter Vivos Trust of Jenkin Lloyd Jones Jr., 4,641 shares owned by Carol B. Jones and Jenkin Lloyd Jones Jr., as Co-Trustees of the Revocable Inter Vivos Trust of Carol B. Jones, 29 shares held by the T/SF Communications Savings and Retirement Plan and allocated to Mr. Jones Jr.'s account, and 133,116 shares owned by the Revocable Inter Vivos Trust of Jenkin Lloyd Jones, of which Jenkin Lloyd Jones and Jenkin Lloyd Jones Jr. are Co-Trustees.

(5) As shown on Form 4 filed as of March 31, 1997, shares owned beneficially by Fir Tree, Inc., a New York corporation, doing business as Fir Tree Partners, and Jeffrey Tannenbaum, the sole stockholder, executive officer, director and principal of Fir Tree Partners, for the account of Fir Tree Value Fund, L.P., of which Mr. Tannenbaum is the general partner, Fir Tree Institutional Value Fund, L.P. of which Mr. Tannenbaum is a member of the General Partner, and Fir Tree Value Partners LDC which has an Investment Advisory Agreement with Mr. Tannenbaum.

(6) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 231,400 shares of Common Stock as of December 31, 1995 (the date of the last filing by Dimensional, which filing has not been amended), all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

     The following table sets forth the beneficial ownership of the Common Stock held by each Director of the Company, each of the executive officers of the Company or its subsidiaries named in the Summary Compensation table above and all executive officers and Directors, as a group, as of April 22, 1997.

                                                               APPROXIMATE
                                        NUMBER OF SHARES      PERCENTAGE OF
                                        OF COMMON STOCK       COMMON STOCK
                                       BENEFICIALLY OWNED      BENEFICIALLY
     NAME AND POSITION                         (1)               OWNED(2)
     -----------------                 ------------------     --------------
Howard G. Barnett, Jr.,
 Chairman, President and
 Chief Executive Officer,
 Director (3)                                    760,489           22.3


Martin F. Beck, Director                           1,000             --

Robert E. Craine, Jr.,
 Executive Vice President,
 Director (4)                                     94,803            2.8

William N. Griggs, Director                          -0-             --

Stuart P. Honeybone, Vice
 President (5)                                    31,177             .9

David Lloyd Jones, Director                       33,181            1.0

Jenkin Lloyd Jones Jr.,
 Director (6)                                    231,251            7.0

Mark A. Leavitt, Director                          1,000             --

J. Gary Mourton, Senior
 Vice President-Finance (7)                       97,124            2.9

Robert J. Swab, Director                         112,180            3.4

Richard A. Wimbish,
 President, TISI (8)                              23,995             .7

Martin A. Vaughan,
 Director (9)                                     53,024            1.6

All Executive Officers and
 Directors as a group, 16
 persons (10)                                  1,440,232           40.3

--------------------------

(1) Each of the beneficial owners has sole voting and investment power with respect to the securities specified, except as noted in the footnotes below. Included are vested options held by each person under the Company's Incentive Stock Option Plan and Incentive Stock Plan.

(2) Percentages are determined for each holder assuming that only vested options or other rights to acquire Common Stock owned by the holder had been exercised

(3) The beneficial ownership for Mr. Barnett is determined as described in footnote 3 of the preceding table.

(4) Included in Mr. Craine's ownership are 4,820 shares which are restricted until 1998 except as to voting rights, 149 shares held by T/SF Communications Savings and Retirement Plan and allocated to Mr. Craine's account and 58,500 shares attributable to vested options held by Mr. Craine.

(5) Included in Mr. Honeybone's ownership are 177 shares held by T/SF Communications Savings and Retirement Plan and allocated to Mr. Honeybone's account and 31,000 shares attributable to vested options held by Mr. Honeybone.

(6) The beneficial ownership of Mr. Jones Jr. is determined as described in footnote 4 of the preceding table.

(7) Included in Mr. Mourton's ownership are 5,451 shares which are restricted until 1998 except as to voting rights, 146 shares held by T/SF Communications Savings and Retirement Plan and allocated to Mr. Mourton's account and 58,500 shares attributable to vested options held by Mr. Mourton.

(8) Included in Mr. Wimbish's ownership are 158 shares held by T/SF Communications Savings and Retirement Plan and allocated to Mr. Wimbish's account and 22,500 shares attributable to vested options held by Mr. Wimbish.

(9) The shares shown as owned by Mr. Vaughan exclude 42,421 shares of Common Stock held by his wife, Nancy Swab Vaughan, directly, and 28,643 shares of Common Stock held by his wife as Co-Trustee of the Revocable Inter Vivos Trust of John T. Swab. Mr. Vaughan disclaims beneficial ownership in any such shares. Mr. Vaughan's stock holdings in the table include 29,833 shares of Common Stock held by Midwest Resources, Inc., a private company of which Mr. Vaughan is president, and 3,639 shares of Common Stock held by Maverick Exploration, Inc., of which Mr. Vaughan owns 100 percent. The trustees of the Revocable Inter Vivos Trust of John T. Swab are Nancy Swab Vaughan, wife of Martin A. Vaughan, and John Stephen Swab.

(10) Includes 1,163,819 shares of Common Stock owned directly (of which 22,733 shares are restricted until 1998 except as to voting rights), 913 shares held by T/SF Communications Savings and Retirement Plan and allocated to officers' accounts and 275,500 shares of Common Stock related to vested options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    By reason of the merger ("Merger") of Tribune/Swab-Fox, then the owner of 78% of the Common Stock of the Company, with and into the Company in May, 1995, the Company was substituted for Tribune/Swab-Fox as a lender under a Loan Agreement with Howard G. Barnett, Jr., Chairman, President and Chief Executive Officer, that arose in 1984 in connection with the merger of Tribune and the predecessor to Tribune/Swab-Fox. During 1996, the maximum amount of Mr. Barnett's loan was $233,333 and that amount represented the amount outstanding under such loan at December 31, 1995. The balance of such loan as of December 31, 1996, was $200,000 and was $183,333 as of April 22, 1997. As of May 1,
1995, this loan became an installment loan requiring amortization of principal in semi-annual installments (plus accrued interest at 8.5 percent per annum) equal to 1/15th of the outstanding principal balance, with the first installment having been due and paid October 1, 1995, with semi-annual payments thereafter with the remaining principal and interest being due on October 1, 1999. Mr. Barnett has pledged 87,279 shares of Common Stock to secure this loan.

    On December 14, 1994, Tribune/Swab-Fox entered into a retirement agreement (the "Retirement Agreement") with Mr. Swab and the Company is bound by the terms thereof as a result of the Merger. The Retirement Agreement had certain conditions relating to Mr. Swab's participation in the Merger, all of which were fulfilled. Pursuant to Mr. Swab's Retirement Agreement, effective December 31, 1994, the following matters, which are now binding on the Company as a result of the Merger, were agreed to:

     (i) Commencing January, 1995, for 72 consecutive months, Mr. Swab will be paid the amount of $5,130 per month.

     (ii) Mr. Swab entered into a Covenant-Not-to-Compete (with 30 percent of the payments described in (i) above being allocated for such Covenant-Not-to-Compete).

     (iii) Mr. Swab's loan (previously having a principal balance of $325,000) was reduced to an outstanding balance of $299,317, bearing interest, payable quarterly, at 9 percent per annum, with $25,000 of principal payable each year, and the remaining balance due May 31, 1998. The maximum balance outstanding on such loan during 1996 was $299,317, the amount outstanding at December 31, 1995, which was paid in full on January 3, 1996, in connection with the purchase of 30,000 shares of Common Stock from Mr. Swab at $10.50 per share and amendment of the Retirement Agreement to eliminate its "puts" and "calls" and their enforceability.

     (iv) As long as Mr. Swab owns at least 50,000 shares of Common Stock, he will be nominated to serve as a director of the Company.

     In March, 1996, Mrs. Florence Lloyd Jones Barnett transferred 200,000 shares of Common Stock to a charitable remainder trust (the "Trust"), of which she is the sole trustee. Under the terms of the Trust, it was obligated to pay Mrs. Barnett $191,000 in cash in December, 1996. To raise such cash, the Trust sold 7,900 shares of Common Stock to the Company in December, 1996, at $24.94 per share (or a total purchase price of $192,100), which price was equal to 95% of the average closing price of the Common Stock on the American Stock Exchange for the ten trading days preceding December 20, 1996.

     In August, 1996, the Company acquired CORSEARCH. Reference is made to the Company's Current Report on Form 8-K, dated August 30, 1996, as amended by the Company's Form 8-K/A1, dated October 29, 1996, for information on the benefits to and agreements with Robert Frank, President of CORSEARCH, as a result of such acquisition.

     In 1996, Oppenheimer & Co., Inc., was paid a retainer to search for possible acquisitions for the Company. Mr. Leavitt was a Managing Director of Oppenheimer & Co., Inc., until 1996 when he moved to Prudential Securities Incorporated as a Managing Director. In November, 1996, the Company engaged Prudential Securities Incorporated to advise the Company in exploring strategic alternatives, including the possible sale of TISI.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      T/SF COMMUNICATIONS CORPORATION


Date:   April 29, 1997                By: /s/  Howard G. Barnett, Jr.
                                          ------------------------------------
                                          Howard G. Barnett, Jr.
                                          Chairman, President and
                                          Chief Executive Officer