Form 10-Q
period 1997-03-31
T SF COMMUNICATIONS CORP
filed 1997-05-14
CIK 847841

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(Mark One)

[X]  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the quarterly period ended March 31, 1997, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission file number  1-10263
                        --------

                       T/SF COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       73-1341805
----------------------------                    -----------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)

2407 East Skelly Drive, Tulsa, Oklahoma                       74105
-------------------------------------           -----------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (918) 747-2600
                                                  --------------------------

                                     N/A
-----------------------------------------------------------------------------
                          (Former Name of Registrant)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.10 Par Value Per Share.

At May 13, 1997, there were 3,301,652 shares of the registrant's Common Stock outstanding.

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

                        T/SF COMMUNICATIONS CORPORATION

                                     INDEX


                                                                       Page No.
PART I   Financial Information

            Item 1
            ------

               Consolidated Balance Sheets - March 31,
               1997 (unaudited) and December 31, 1996                    4-5


               Consolidated Statements of Operations -
               Three Months Ended March 31, 1997 and                       6
               1996 (unaudited)


               Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1997 and
               1996 (unaudited)                                          7-8


               Notes to Consolidated Financial
               Statements                                                9-10

            Item 2
            ------

               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                10-11


PART II  Other Information

            Item 6
            ------

               Exhibits and Reports on Form 8-K                          11

                                    PART I

                        Item 1. Financial Information

                        T/SF COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                        March 31,   December 31,
                                                          1997         1996
                                                       -----------  ------------
                                                       (Unaudited)
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $  2,955      $   2,257
  Accounts receivable, less reserve for doubtful
    accounts of $490 in 1997 and $412 in 1996             11,283         10,194
  Inventories                                                138            193
  Deferred tax assets                                        669            896
  Contract receivable and other current assets             2,245          2,604
  Refundable income taxes                                  2,102          2,102
                                                        --------      ---------
    Total current assets                                  19,392         18,246
                                                        --------      ---------

NOTES RECEIVABLE AND INVESTMENTS                           1,095          1,203
                                                        --------      ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Exposition equipment                                     3,107          3,107
  Data processing and office furniture and
    equipment                                              9,721          8,635
                                                        --------      ---------
                                                          12,828         11,742
  Less - accumulated depreciation                          7,788          7,182
                                                        --------      ---------
                                                           5,040          4,560
                                                        --------      ---------

DEFERRED TAX ASSETS                                          563            578
                                                        --------      ---------

INTANGIBLES AND OTHER ASSETS, NET                         31,700         31,395
                                                        --------      ---------
                                                        $ 57,790      $  55,982
                                                        ========      =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                     March 31,      December 31,
                                                        1997           1996
                                                    (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                      $  2,020         $     500
  Accounts payable                                      4,849             3,496
  Accrued liabilities                                   3,498             5,028
  Deferred revenue                                      4,129             2,343
  Current portion of long-term debt                       998             1,133
                                                     --------         ---------
    Total current liabilities                          15,494            12,500
                                                     --------         ---------
LONG-TERM DEBT                                          2,908             3,493
                                                     --------         ---------
DEFERRED CONTRACT LIABILITIES AND CREDITS               1,599             1,803
                                                     --------         ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, $10 par value, 1,000 shares
    authorized                                              -                 -
  Common stock, $.10 par value, 10,000 shares
    authorized                                            328               332
  Additional paid-in capital                           12,425            13,754
  Retained earnings                                    25,036            24,100
                                                     --------         ---------
    Total stockholders' equity                         37,789            38,186
                                                     --------         ---------
                                                     $ 57,790         $  55,982
                                                     ========         =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                        1997            1996
                                                      --------        ---------
                                                             (Unaudited)
REVENUES:
  Operating revenues                                  $ 17,130        $  13,684
  Interest income and other                                296              420
                                                      --------        ---------
                                                        17,426           14,104
                                                      --------        ---------
COSTS AND EXPENSES:
  Operating costs                                       10,744            8,738
  General and administrative                             3,763            3,147
  Interest                                                 155              151
  Depreciation and amortization                          1,112              884
                                                      --------        ---------

                                                        15,774           12,920
                                                      --------        ---------
INCOME BEFORE INCOME TAXES                               1,652            1,184

PROVISION FOR INCOME TAXES                                (716)            (478)
                                                      --------        ---------

NET INCOME                                            $    936        $     706
                                                      ========        =========
PER SHARE AMOUNTS:
  Earnings per common and common
    equivalent share                                  $   0.26        $    0.20
                                                      ========        =========

CASH DIVIDENDS PER COMMON SHARE                       $   0.00        $    0.00
                                                      ========        =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          1997        1996
                                                         -------     ------
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  936     $  706
                                                          ------     ------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                        1,112        884
      Accretion of interest expense                           80         59
      Loss on sale of assets                                 206          -
      Changes in assets and liabilities:
        Accounts receivable and refundable
           income taxes                                     (988)      (382)
        Inventories                                           55         (3)
        Contract receivable and
           other current assets                             (233)      (483)
        Intangibles and other assets                           6          -
        Accounts payable and accrued liabilities            (409)       152
        Deferred revenue                                   1,786      1,576
        Deferred income taxes                                242       (213)
                                                          ------     ------
             Total adjustments                             1,857      1,590
                                                          ------     ------
    Net cash provided by operating activities              2,793      2,296
                                                          ------     ------

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
                                (In thousands)

                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       1997        1996
                                                     -------      -------
                                                          (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on contract and notes receivable           533          306
  Capital expenditures                                (1,455)        (548)
  Proceeds from the sale of assets                        35            -
  Payments for acquisitions, net of cash acquired       (328)           -
  Payments on deferred contract liabilities             (216)        (184)
                                                     -------      -------
    Net cash used in investing activities             (1,431)        (426)
                                                     -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                  (831)        (486)
  Borrowings under bank lines-of-credit                1,500            -
  Issuance of common stock                                40           28
  Repurchase of common stock                          (1,373)           -
                                                     -------      -------
    Net cash used in financing activities               (664)        (458)
                                                     -------      -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                698        1,412

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       2,257       13,383
                                                     -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 2,955      $14,795
                                                     =======      =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
               For the three months ended March 31, 1997 and 1996


     1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     2.  Common Stock and Earnings Per Share

     Weighted average common and common equivalent shares issued and outstanding during the three months ended March 31, 1997, were 3,556,000 and the weighted average equivalent shares for the three months ended March 31, 1996, were 3,518,000.

     3.  Recent Pronouncement

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS No. 128"), which establishes new standards for computing and presenting earnings per share. The provisions of SFAS No. 128 are effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. If the provisions of SFAS No. 128 had been adopted in the first quarter of 1997, earnings per share would have been as follows:


                       Three Months Ended March 31,
                       ----------------------------
                           1997           1996
                       -------------  -------------

Earnings per share:
  Basic                   $0.28          $0.21
  Diluted                 $0.26          $0.20

     4.  Income Taxes

     The income tax provision for the three months ended March 31, 1997 and 1996, does not bear a normal relationship to the statutory federal income tax rate of 34%, mainly as a result of amortization of goodwill related to acquisitions and state income taxes.

     5.  Related Party Transaction

     In January, 1997, 50,000 shares of common stock of the Company was acquired for $27.50 per share, the weighted average closing market price on the American Stock Exchange for one week prior to the purchase less $0.50 discount per share, or an aggregate cash payment of $1,375,000, from Boatman's Trust Company, a five percent (5%) holder of the Company's common stock prior to this transaction, as Trustee of the Hayden Barnett Kiser Charitable Unitrust.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

    Results of Operations
    ---------------------
    In August, 1996, the Company acquired 100% of CORSEARCH, Inc. ("CORSEARCH"), a provider of trademark and tradename research. In February, 1997, the Company increased its ownership in Casino Publishing Company, publisher of the trade journal, Casino Executive, to 86%, which is included in the Company's consolidated operations since that date.

    Revenues of $17,426,000 for the three months ended March 31, 1997, were $3,322,000 higher than the three months ended March 31, 1996. Information services revenue increased approximately $3,065,000 in 1997 of which approximately $2,050,000 is attributable to CORSEARCH and $825,000 is attributable to continued growth in employment histories volume and criminal record volume. Exposition services revenue only increased $200,000 in 1997 since the quarter ended March 31, 1996 included some bi-annual trade shows, thus most of the 1997 increase is the effect of higher fees for exhibitor services which were effective in early 1996. Gaming media services (formerly publishing) revenue increased approximately $200,000 in 1997 related to the Casino Executive trade journal.

    Interest income and other for the three months ended March 31, 1997, is lower than the same period in 1996, which is substantially all attributable to interest earned on cash and short-term investments in 1996 prior to the use of the cash to acquire CORSEARCH.

    Operating costs for the three months ended March 31, 1997, are $2,006,000 higher than the same period in 1996. Information services costs increased approximately $1,200,000 for the three months ended March 31, 1997, as compared with 1996, which increases consisted of $797,000 related to CORSEARCH, $245,000 related to criminal records volume increase and the remainder related to new products. Exposition services costs increased approximately $520,000 during the three months ended March 31, 1997, as compared with the same period in 1996, attributable to the mix of products and the direct costs related thereto and additional payroll costs in the first quarter of 1997 related to the increase in operating personnel throughout 1996.

Gaming media services costs are approximately $250,000 higher during the three months ended March 31, 1997, related mainly to Casino Executive.

    General and administrative expenses are $616,000 higher for the three months ended March 31, 1997, as compared with the same period in 1996, substantially all of which are attributable to CORSEARCH and Casino Executive. Included in 1996 was a provision for losses on prepaid production costs, which prepayments had been made to a digital information vendor during 1995 and early 1996.

    Interest expense did not change significantly during three months ended March 31, 1997, as compared with the same period in 1996, because lower interest expense due to principal payments on debt during the past year was offset by interest on new debt related to the acquisition of CORSEARCH.

    Depreciation and amortization increased approximately $228,000 for the three months ended March 31, 1997, as compared with the same period in 1996, substantially all related to CORSEARCH, including amortization of goodwill related to this acquisition.

    Provision for income taxes as a percent of income before income taxes is higher than the statutory federal income tax rate and higher in 1997 as compared with 1996 since goodwill amortization related to acquisitions is not deductible for income tax purposes.

    Financial Condition
    -------------------

    The changes in the Company's financial condition during the three months ended March 31, 1997, are mainly seasonal changes related to the Company's operations. Additional advances on the bank line of credit of $1,500,000 during the quarter ended March 31, 1997, were used to repurchase common stock of the Company and acquisition of additional ownership interest in Casino Publishing Company.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.

         10.1 Employment Arrangement dated December 3, 1996, with Michael
              Goodwin

         10.2 Employment Agreement dated January 1, 1997, with Richard A.
              Wimbish

         27   Financial data schedule

    (b)  Reports on Form 8-K.

         No report on Form 8-K was filed during the quarter ended March 31, 1997.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            T/SF COMMUNICATIONS CORPORATION
                                     (Registrant)



Date: May 13, 1997          By: /s/ Howard G. Barnett, Jr.
                                ---------------------------------------------
                                Howard G. Barnett, Jr.
                                Chairman, Chief Executive Officer
                                and President



Date: May 13, 1997          By:/s/ J. Gary Mourton
                               --------------------------------------------
                                J. Gary Mourton, Senior Vice
                                President-Finance and Chief
                                Financial Officer

                                 Exhibit Index
                                 -------------


Exhibit
Number                                Description
-------                               -----------

10.1     Employment Arrangement dated December 3, 1996, with Michael Goodwin

10.2     Employment Agreement dated January 1, 1997, with Richard A. Wimbish

27       Financial Data Schedule