Form 10-Q
period 1997-06-30
T SF COMMUNICATIONS CORP
filed 1997-08-13
CIK 847841

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission file number  1-10263
                        --------

                        T/SF COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Delaware                                      73-1341805
    -----------------------                          --------------
(State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)               Identification Number)

   2407 East Skelly Drive, Tulsa, Oklahoma               74105
   ---------------------------------------           --------------
   (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code  (918) 747-2600
                                                    --------------

                                      N/A
------------------------------------------------------------------------------
                          (Former Name of Registrant)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.10 Par Value Per Share.

At August 13, 1997, there were 3,331,646 shares of the registrant's Common Stock outstanding.

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

                        T/SF COMMUNICATIONS CORPORATION
                                     INDEX

                                                                  Page No.
                                                                  --------
PART I  Financial Information

             Item 1
             ------

                        Consolidated Balance Sheets - June 30,       4-5
                        1997 (unaudited) and December 31, 1996

                        Consolidated Statements of Operations -        6
                        Three Months and Six Months Ended June
                        30, 1997 and 1996 (unaudited)

                        Consolidated Statements of Cash Flows -      7-8
                        Six Months Ended June 30, 1997 and 1996
                        (unaudited)

                        Notes to Consolidated Financial             9-10
                        Statements

             Item 2
             ------

                        Management's Discussion and Analysis of    10-12
                        Financial Condition and Results of
                        Operations

PART II Other Information

             Item 6
             ------

                        Exhibits and Reports on Form 8-K              12

                                     PART I

                          Item 1. Financial Information

                         T/SF COMMUNICATIONS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                      June 30,    December 31,
                                                                       1997          1996
                                                                       ----          ----
                                                                    (Unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                    $    4,155      $   2,257
     Accounts receivable, less reserve for doubtful accounts
         of $547 in 1997 and $412 in 1996                             11,984         10,194
     Inventories                                                         217            193
     Deferred tax assets                                                 631            896
     Contract receivable and other current assets                      2,373          2,604
     Refundable income taxes                                             884          2,102
                                                                  -----------     ----------

         Total current assets                                         20,244         18,246
                                                                  -----------     ----------


NOTES RECEIVABLE AND INVESTMENTS                                       1,208          1,203
                                                                  -----------     ----------



PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Exposition equipment                                              3,716          3,107
     Data processing and office furniture and equipment               10,008          8,635
                                                                  -----------     ----------

                                                                      13,724         11,742
     Less - accumulated depreciation                                   8,223          7,182
                                                                  -----------     ----------

                                                                       5,501          4,560
                                                                  -----------     ----------


DEFERRED TAX ASSETS                                                      404            578
                                                                  -----------     ----------


INTANGIBLES AND OTHER ASSETS, NET                                     31,880         31,395
                                                                  -----------     ----------

                                                                  $   59,237      $  55,982
                                                                  ===========     ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         T/SF COMMUNICATIONS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                    June 30,    December 31,
                                                                     1997          1996
                                                                 -----------    -----------
                                                                 (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                               $       20      $     500
     Accounts payable                                                 6,153          3,496
     Accrued liabilities                                              2,991          5,028
     Deferred revenue                                                 5,341          2,343
     Current portion of long-term debt                                  838          1,133
                                                                 -----------     ----------

         Total current liabilities                                   15,343         12,500
                                                                 -----------     ----------

LONG-TERM DEBT                                                        3,110          3,493
                                                                 -----------     ----------


DEFERRED CONTRACT LIABILITIES AND CREDITS                             1,478          1,803
                                                                 -----------     ----------



STOCKHOLDERS' EQUITY:
     Preferred stock, $10 par value, 1,000 shares authorized             --             --
     Common stock, $.10 par value, 10,000 shares authorized             328            332
     Additional paid-in capital                                      12,445         13,754
     Retained earnings                                               26,533         24,100
                                                                 -----------     ----------

         Total stockholders' equity                                  39,306         38,186
                                                                 -----------     ----------


                                                                 $   59,237      $  55,982
                                                                 ===========     ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         T/SF COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                         June 30,
                                                                 -------------------------        --------------------------
                                                                  1997            1996              1997            1996
                                                                  ----            ----              ----            ----
                                                                       (Unaudited)                       (Unaudited)

REVENUES:
     Operating revenues                                          $  19,049       $  15,622        $   36,179      $  29,306
     Interest income and other                                         460             666               756          1,086
                                                                 ---------       ---------        ----------      ---------

                                                                    19,509          16,288            36,935         30,392
                                                                 ---------       ---------        ----------      ---------

COSTS AND EXPENSES:
     Operating costs                                                11,094           9,645            21,838         18,383
     General and administrative                                      4,593           3,429             8,356          6,576
     Interest                                                          130             137               285            288
     Depreciation and amortization                                   1,160             914             2,272          1,798
                                                                 ---------       ---------        ----------      ---------


                                                                    16,977          14,125            32,751         27,045
                                                                 ---------       ---------        ----------      ---------

INCOME BEFORE INCOME TAXES                                           2,532           2,163             4,184          3,347

PROVISION FOR INCOME TAXES                                          (1,035)           (861)           (1,751)        (1,339)
                                                                 ---------       ---------        ----------      ---------



NET INCOME                                                       $   1,497       $   1,302        $    2,433      $   2,008
                                                                 =========       =========        ==========      =========

PER SHARE AMOUNTS:
     Earnings per common and common
         equivalent share                                        $    0.42       $    0.37        $     0.68      $    0.57
                                                                 =========       =========        ==========      =========



CASH DIVIDENDS PER COMMON SHARE                                  $      --       $      --        $       --      $      --
                                                                 =========       =========        ==========      =========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         T/SF COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Six Months Ended
                                                                                           June 30,
                                                                                  --------------------------
                                                                                      1997           1996
                                                                                      ----           ----
                                                                                          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $    2,433      $   2,008
                                                                                  -----------     ----------

     Adjustments to  reconcile  net  income to net cash  provided  by  operating activities:
            Depreciation and amortization                                              2,272          1,798
            Accretion of interest expense                                                115            114
            Loss on sale of assets                                                       210             --
            Changes in assets and liabilities:
                Accounts receivable and refundable
                        income taxes                                                    (355)          (707)
                Inventories                                                               77            (45)
                Contract receivable and
                   other current assets                                                 (248)           360
                Intangibles and other assets                                             323           (146)
                Accounts payable and accrued liabilities                                 (40)        (1,130)
                Deferred revenue                                                       2,998          1,386
                Deferred income taxes                                                    439            438
                                                                                  -----------     ----------

                     Total adjustments                                                 5,791          2,068
                                                                                  -----------     ----------

         Net cash provided by operating activities                                     8,224          4,076
                                                                                  -----------     ----------




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         T/SF COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                 (In thousands)

                                                              Six Months Ended
                                                                  June 30,
                                                         --------------------------
                                                             1997           1996
                                                             ----           ----
                                                                 (Unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Collections on contract and notes receivable               563            740
     Capital expenditures                                    (2,675)        (1,256)
     Proceeds from the sale of assets                            35             --
     Payments for acquisitions, net of cash acquired           (939)            --
     Payments on deferred contract liabilities                 (339)          (275)
     Net additions to investments                              (143)          (227)
                                                         ----------      ---------

         Net cash used in investing activities               (3,498)        (1,018)
                                                         ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments of long-term debt                    (1,016)        (3,069)
     Payments  under bank line-of-credit                       (500)            --
     Issuance of common stock                                    63             57
     Repurchase of common stock                              (1,375)            --
                                                         ----------      ---------

         Net cash used in financing activities               (2,828)        (3,012)
                                                         ----------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     1,898             46

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              2,257         13,383
                                                         ----------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    4,155      $  13,429
                                                         ==========      =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
       For the three months and six months ended June 30, 1997 and 1996


     1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     2.  Common Stock and Earnings Per Share

     Weighted average common and common equivalent shares issued and outstanding during the three months and six months ended June 30, 1997, were 3,548,000 and 3,552,000, respectively, and the weighted average equivalent shares for the three months and six months ended June 30, 1996, were 3,546,000 and 3,526,000, respectively.

     3.  Recent Pronouncement

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS No. 128"), which establishes new standards for computing and presenting earnings per share. The provisions of SFAS No. 128 are effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. If the provisions of SFAS No. 128 had been adopted at the beginning of 1997, earnings per share would have been as follows:

                       Three Months Ended  Six Months Ended
                       ------------------  ----------------
                            June 30,           June 30,
                       ------------------  ----------------
                         1997      1996     1997     1996
                       --------  --------  -------  -------
Earnings per share:
  Basic                   $ .45     $ .39    $ .74    $ .60
  Diluted                   .42       .37      .68      .57


    4.  Income Taxes

    The income tax provision for the three months and six months ended June 30, 1997 and 1996, does not bear a normal relationship to the statutory federal income tax rate of 34%, mainly as a result of amortization of goodwill related to acquisitions and state income taxes.

    5. Related Party Transaction

    In January, 1997, 50,000 shares of common stock of the Company were acquired for $27.50 per share, the weighted average closing market price on the American Stock Exchange for one week prior to the purchase less $0.50 discount per share, or an aggregate cash payment of $1,375,000, from Boatman's Trust Company, a five percent (5%) holder of the Company's common stock prior to this transaction, as Trustee of the Hayden Barnett Kiser Charitable Unitrust.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


    Results of Operations
    ---------------------

    In August, 1996, the Company acquired 100% of CORSEARCH, Inc. (`CORSEARCH"), a provider of trademark and tradename research. In February, 1997, the Company increased its ownership in Casino Publishing Company, publisher of the trade journal, Casino Executive, to 88%, which is included in the Company's consolidated operations since that date.

    Revenues of $19,509,000 and $36,935,000 for the three months and six months ended June 30, 1997, respectively, were $3,221,000 and $6,543,000 higher, respectively, than the three months and six months ended June 30, 1996. Information services revenue increased approximately $2,484,000 for the three months and $5,479,000 for the six months ended June 30, 1997, of which approximately $1,710,000 and $3,757,000, respectively, is attributable to CORSEARCH and $774,000 and $1,722,000, respectively, is attributable to continued growth in employment histories volume and criminal record volume, and higher average price from motor vehicle reports (MVR'S) attributable to continued increase in the MVR Express volume, a premium service. Exposition services revenue increased $897,000 for the three months and $1,103,000 for the six months ended June 30, 1997 consisting mainly of an increase in trade show directories produced during the second quarter of 1997 and the effect of higher fees effective in early 1996 for exhibitor services, reduced by lower registration services due to bi-annual trade shows in 1996. Gaming media services (formerly publishing) revenue increased approximately $270,000 for the six months ended June 30, 1997 related to Casino Executive trade journal revenue from the date that a majority of Casino Publishing Company was acquired by the Company reduced by fewer pages of advertising in IGWB due to overall industry reduction in advertising, the loss of several large advertisers in the lottery segment of the gaming industry and elimination of two trade shows in 1997.

    Interest income and other for the three months and six months ended June 30, 1997, is approximately $200,000 and $300,000, respectively, lower than the same periods in 1996, which is substantially all attributable to the reduction in interest earned in 1997 since the cash and short-term investments in 1996 were used to acquire CORSEARCH, partially offset by equity earnings in 1997 from the Company's interest in Gaming for Africa and interest income related to an income tax refund.

    Operating costs for the three months and six months ended June 30, 1997, are $1,449,000 and $3,455,000, respectively, higher than the same periods in 1996. Information services costs increased approximately $1,074,000 and $2,271,000 for the three months and six months ended June 30, 1997, respectively, as compared with the same periods in 1996, which consists of $870,000 and $1,668,000, respectively, related to CORSEARCH, with substantially all of the remainder related to the criminal records volume increase and new product costs. Exposition services costs increased approximately $420,000 and $972,000 during the three months and six months ended June 30, 1997, respectively, as compared with the same periods in 1996, attributable to the direct costs of the increase in directories published during the six months ended June 30, 1997, and additional payroll costs in 1997 related to the increase in operating personnel throughout 1996 and early 1997. Gaming media services costs are approximately $45,000 lower during the three months and $212,000 higher during the six months ended June 30, 1997 as compared with the prior year, related mainly to Casino Executive costs in 1997, reduced by lower trade show costs due to elimination in 1997 of two trade shows.

    General and administrative expenses are $1,164,000 and $1,780,000 higher for the three months and six months ended June 30, 1997, respectively, as compared with the same periods in 1996, substantially all which are attributable to CORSEARCH and Casino Executive. Information services expenses are approximately $200,000 higher in 1997 related to growth. Included in 1996 was a provision for losses on prepaid production costs that had been made to a digital information vendor during 1995 and early 1996.

    Interest expense did not change significantly during three months and six months ended June 30, 1997, as compared with the same periods in 1996, because the decrease in interest expense attributable to a reduction in debt from principal payments during the past year was offset by interest on new debt incurred related to the acquisition of CORSEARCH.

    Depreciation and amortization are $246,000 and $474,000 higher for the three months and six months ended June 30, 1997, respectively, as compared with the same periods in 1996, substantially all related to CORSEARCH, including amortization of goodwill related to this acquisition.

    Financial Condition
    -------------------

    The changes in the Company's financial condition during the six months ended June 30, 1997, are mainly seasonal changes related to the Company's operations. At June 30, 1997, no advances on the Company's bank line of credit were outstanding. In May, 1997, the Company acquired a majority interest in Galaxy Expocard Europe, B.V. which had previously licensed the Company's registration technology and, in February, 1997, the Company acquired the majority interest in Casino Publishing Company, both of which were acquired with cash flows from operations.

    Liquidity
    ---------

    As of June 30, 1997, the Company's $16,000,000 line of credit that could be used for acquisitions and working capital expired. No amounts were outstanding under this line of credit. Although, the bank indicated an interest in renewing the line of credit, the Company has not pursued the renewal of this line of credit at this time.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.

         27  Financial data schedule

    (b)  Reports on Form 8-K.

         No report on Form 8-K was filed during the quarter ended June 30, 1997.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              T/SF COMMUNICATIONS CORPORATION
                                       (Registrant)



Date: August 13, 1997         By: /s/ Howard G. Barnett, Jr.
                                  ---------------------------------------------
                                      Howard G. Barnett, Jr.
                                       Chairman, Chief Executive Officer
                                       and President



Date: August 13, 1997         By: /s/ J. Gary Mourton
                                 ----------------------------------------------
                                      J. Gary Mourton, Senior Vice
                                        President-Finance and Chief
                                        Financial Officer