Form 10-K
period 1997-12-31
T SF COMMUNICATIONS CORP
filed 1998-04-15
CIK 847841

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
 _X_ ANNUAL REPORT PURSUANT TO RULE 15D-2 PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934 CONTAINING FINANCIAL STATEMENTS AND INCORPORATING CERTAIN OTHER INFORMATION THEREIN

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR


 ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE  ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                        COMMISSION FILE NUMBER 1-10263

                       THE OFFICIAL INFORMATION COMPANY
                  (FORMERLY T/SF COMMUNICATIONS CORPORATION)

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                     73-1341805
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

888 Seventh Avenue, 28th Floor, New York, New York              10106
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 247-5160

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OR 12(G) OF THE ACT:  NONE

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           As of March 31, 1998, 112,367 shares of common stock were outstanding, of which 72,367 were owned by T-SF-VS&A, L.L.C. and 1,628, 3,831 and 34,541 were owned by Fir Tree Value Fund LP., Fir Tree Institutional Value Fund L.P. and Fir Tree Value Partners L.D.C., respectively.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         The Official Information Company (formerly known as T/SF Communications Corporation), a Delaware corporation formed in 1989 (together with its subsidiaries, the "Company"), is a diversified business media company which principally operates two lines of business: (i) business and professional information services ("Information Services") and (ii) business to business communications, publishing and related services ("Business to Business Communications"). Information Services includes: (i) Total Information Services, Inc. ("TISI"), which, with its proprietary database, is the leading provider of comprehensive pre-employment screening information used by the trucking industry to facilitate compliance with U.S. Government regulations and (ii) CORSEARCH, Inc. ("CORSEARCH"), the second largest provider in the United States of trademark and trade name research to law firms and corporations. Business to Business Communications is conducted through several individual businesses, each of which is characterized by leading competitive positions within specialized market niches. Business to Business Communications includes: (i) Atwood Publishing, LLC (together with its subsidiary and affiliates, "Atwood"), the largest domestic independent publisher of exposition and association related publications and directories;
(ii) Galaxy Information Services, LLC ("Galaxy"), the largest independent provider of trade show and convention registration, exhibitor information and "lead" management services in the United States and (iii) GEM Communications, LLC (together with its subsidiaries and affiliates, "GEM"), which owns and operates the World Gaming Congress(R), the world's largest trade show catering to the legalized gaming industry, and publishes trade magazines directed to the legalized gaming industry, principally IGWB (formerly International Gaming and Wagering Business), the leading publication catering to gaming industry executives. The Company's consolidated revenues and adjusted Pro forma EBITDA (as defined herein) for the year ended December 31, 1997 were approximately $81.1 million and $17.3 million, respectively. Of such consolidated revenues for these two lines of business, approximately 40% represented Information Services and approximately 60% represented Business to Business Communications. Of such pro forma adjusted EBITDA, approximately 47% represented Information Services and approximately 53% represented Business to Business Communications.

     Pursuant to a tender offer (the "Tender Offer") completed on October 9, 1997 by the Company for its common stock, a purchase consummated on October 9, 1997 (the "Stock Purchase") by a subsidiary of VS&A-T/SF, L.L.C. ("VS&A-T-SF") of 881,988 shares of common stock, the repurchase consummated on October 9, 1997 by the Company of certain employee stock options (the "Option Repurchase"), a reverse stock split of the shares of common stock consummated on February 27, 1998 that resulted in the elimination of all shares of common stock other than those held by VS&A-T/SF and Fir Tree Value Fund, LP., Fir Tree Institutional Value Fund L.P. and Fir Tree Value Partners L.D.C. (collectively, "Fir Tree" and, together with VS&A-TSF, the "Equity Investors") (together with certain related transactions, the "Second Step Transaction"), and the drop down restructuring consummated on February 27, 1998 (the "Drop Down Restructuring"), in each case as described below, the Company was recapitalized and VS&A-T/SF and Fir Tree own approximately 64.4% and 35.6% of the common stock, respectively. The Tender Offer, Stock Purchase, Option Repurchase, Second Step Transaction and Drop Down Restructuring are collectively referred to herein as the "Recapitalization." Unless otherwise indicated, references herein to numbers of shares of common stock reflect the capitalization of the Company before giving effect to the reverse stock split effected on February 27, 1998 as part of the Second Step Transaction.

     As part of the Recapitalization, VS&A-T/SF and Fir Tree caused the Company, directly or indirectly, to contribute to T/SF Holdings, LLC ("Holdings LLC") substantially all of the assets and liabilities of the predecessors of Atwood, Galaxy and GEM in exchange for a $45.0 million preferred equity interest in Holdings LLC and VS&A-T/SF and Fir Tree contributed $4.5 million to acquire the common equity interests in Holdings LLC in the same proportion as their ownership of the common stock immediately following the consummation of the Recapitalization. The preferred equity interest held, directly or indirectly, by the Company carries an 11% annual distribution rate and, together with a voting agreement among its wholly owned subsidiaries, gives the Company voting, operational and management control of Holdings LLC. As part of the Recapitalization, Holdings LLC contributed substantially all of the assets of the predecessors of Galaxy, Atwood and GEM into several limited liability companies (the "Operating LLCs"). 99% of the common equity interests of each Operating LLC is owned by Holdings LLC and gives Holdings LLC voting, operational and management control of such entities and a 1% common equity interest of each Operating LLC is owned by T/SF Operating, LLC ("Operating LLC"). The preferred equity interest in Operating LLC is owned by Holdings LLC and gives Holdings LLC voting, operational and management control of Operating LLC and the common equity interests of Operating LLC are held by VS&A-T/SF and Fir Tree in the same proportion as their ownership of the common stock immediately following the consummation of the Recapitalization. Holdings LLC, Operating LLC and the Operating LLCs are collectively referred to herein as the "LLCs." As a result of the control of the LLCs by the Company, the financial results of the LLCs are included in the consolidated financial statements of the Company.

INFORMATION SERVICES

     Information Services provides specialized information and database management services to selected market segments. TISI is a leading supplier of pre-employment screening information to the trucking industry and a provider of risk assessment and underwriting information to agents, underwriters and others in the insurance industry. CORSEARCH, acquired by the Company in 1996, is the second largest supplier in the United States of trademark and trade name searches and information research.


     TISI

     Pre-Employment Screening Services

     TISI, which since 1983 has operated its transportation services business under the trade name DAC Services ("DAC"), is the leading supplier of comprehensive pre-employment screening information to the trucking industry and a provider of driving record-related and other risk assessment and underwriting information to the insurance industry. DAC, endorsed by the American Trucking Associations since 1986 and the trucking associations of 41 states, currently maintains a computer network providing on-line electronic access to a proprietary employment history database of over 2.6 million job records concerning over 1.4 million truck drivers. Management believes the demand for the information in its DAC database is driven primarily by federal government regulation, the Company's ability to provide the information on a timely basis and the Company's success in marketing to the "truckload" segment of the trucking industry, which historically exhibits high driver turnover. "Truckload" carriers, such as J.B. Hunt and Schneider, typically are differentiated from "route" carriers and "private fleet" carriers in that "truckload" carriers are hired by third parties and do not have the steady, predetermined routes of a "route" carrier, nor do they operate as an individual corporation's captive "private fleet" (e.g., a retailer's "private fleet" of delivery trucks). As a result, the Company believes the unpredictable nature of a driver's job for a "truckload" carrier leads to inherently high driver turnover, which can be more than 100% per year for some trucking companies. As federal regulations require extensive screening of new truck drivers, this high turnover rate creates demand for DAC's services.

     DAC currently has over 5,600 transportation-related customers, including 93 of the largest 100 U.S. "for hire" carriers which consist of both "truckload" and "route" carriers. DAC's key asset is its proprietary database which is operated as an information cooperative through which DAC's approximately 2,000 transportation industry members, including 40 of the 41 largest "truckload" carriers and 30 of the 59 largest "route" carriers, contribute employment records in return for an economic credit against DAC services and the ability to access DAC's employment history database. Members pay for each employment record accessed and do not pay if no record is found. Therefore, as the database grows, the "hit" rate increases and the Company's revenues and profits are favorably impacted. The Company is not aware of any comparable database offered by competitors and believes its large cooperative membership and proprietary database represent significant competitive advantages which would take a potential competitor several years to replicate. Non-member customers are precluded from accessing the employment records database; however, they are provided access to DAC's motor vehicle records as well as criminal records and drug testing databases.

     DAC's services provide comprehensive information which is used by transportation industry customers to satisfy current DOT pre-employment screening requirements. Due to public safety concerns, DOT regulations currently require trucking companies to investigate the driving history, previous three-year employment history and, since 1995, previous drug and alcohol test results of prospective drivers. Current regulations require employers to inquire of previous employers, but do not require previous employers to respond to such inquiries. Under proposed DOT regulations, trucking companies would be required to provide certain information concerning the job histories of drivers in response to inquiries made by prospective employers. If adopted in their current form, management believes such regulations could provide greater demand for the Company's services, including access to employment history and drug and alcohol test results of truck drivers. There can be no assurance, however, that such regulations will be adopted in their current form or at all, or if adopted that they will be beneficial to DAC. Previous forms of such regulations, if they had been adopted, would have been significantly burdensome to DAC's customers. While DAC was successful in working with the American Trucking Associations in modifying such regulations, there can be no assurance that new government regulation will not be adopted which could have a significant adverse effect on DAC or its customers' use of DAC services.

     DAC has virtually instantaneous computer access to Motor Vehicle Records
(MVRs) maintained by 26 states and alternative methods to access the MVRs of the remaining 23 states. In addition, DAC maintains a database which contains certain workers' compensation records from 17 states, which may be used by prospective employers either to detect employers that have been omitted by a prospective employee in his or her employment application or to determine job suitability. In 1998, DAC began offering a manual searching capability for many of those states of which the workers' compensation records are not in DAC's database.

     Criminal records are maintained by approximately 3,300 jurisdictions in the U.S. and there is no single source for all such records. However, DAC can access for its customers' criminal records from any U.S. jurisdiction requested by a customer. Management believes that the database of criminal records being created by DAC will become an increasingly valuable asset, and may provide DAC access to providing criminal records and other data to industries other than trucking and insurance.

     DAC obtains its MVRs, workers' compensation and criminal records information from state or county archives, utilizing a nationwide network of agents and representatives, direct computer connections and proprietary databases. The information is resold at a mark-up over state and county fees for such information. In 1997, the information was resold to more than 14,000 customers.

     The following table sets forth certain volume data for DAC for the years ended December 31, 1995, 1996 and 1997:

                                                      YEARS ENDED DECEMBER 31
                                                     --------------------------
                                                              (000s)
                                                      1995     1996      1997
                                                     ------   ------    ------
     Records sold (1).........................       10,322   10,975    11,105
     Employment history records maintained....        1,940    2,251     2,548

------
(1) Includes employment records, MVRs and criminal records.

     Employers who access DAC's services have the option to choose only those records that meet their specific information needs. In addition, DAC offers a "Total Applicant Screening Services" product which provides a customized package of DAC's pre-employment screening products.

     For customers that want to perform their own background checks, the Company publishes The Guide, a publication available to the general public. The Guide lists thousands of telephone numbers and addresses for criminal record jurisdictions, state motor vehicle departments and colleges and universities, among others, which may be found helpful to those conducting their own background searches.

     Insurance Industry Services

     In addition to providing MVRs to the transportation industry, the Company is also a leading supplier of MVRs to the insurance industry for the screening of insurance applications. The Company, endorsed by the Professional Insurance Agents' Association, provides over 5,000 insurance industry customers' access to the Company's computer network to request MVRs and other information. Approximately 85% of these customers are insurance agents, with the remaining 15% representing branch offices, managing general agents, brokers and a small number of regional and home office locations. These customers primarily utilize the Company's data in assessing insurance underwriting risk and also purchase the Company's workers' compensation and credit report information. In its effort to provide more complete information to its insurance industry customers, DAC recently became a licensed reseller of Choice Point's CLUE(R) database, an insurance company database of previous insurance claims which allows insurance companies to access claims data for underwriting purposes.

     Electronic Data Interchange Services

     DAC also has begun to develop a product line called MessageXpress(R), which provides electronic business communication services to transportation motor carriers. Electronic Data Interchange ("EDI") automates manual paper-based processes, reduces errors and reduces data transfer times. Transportation companies are increasingly required by their customers to send and receive documents via EDI. Because the installation and implementation of EDI technology is expensive and time-consuming, this requirement has been burdensome on smaller carriers. As a result, in the first quarter of 1996, TISI introduced its EDI services, tailored to small and medium sized carriers, which allow such carriers to choose among three different services to match their technical abilities, volume requirements and budget. This service handles technical details such as programming and establishing communication links with one or more shippers, and a carrier need only provide MessageXpress with the information otherwise provided on a paper document.

     CORSEARCH(R)

     CORSEARCH, acquired by the Company in 1996, is the second largest provider of trademark and trade name research services in the United States. CORSEARCH provides comprehensive trademark and trade name searches for 800 law firm and corporate clients. The number of basic trademark and trade name searches executed by CORSEARCH was approximately 20,000 in 1997 and CORSEARCH's revenues grew from $4.7 million in 1993 to $7.5 million in 1997 (a 60% increase).

     CORSEARCH currently searches three major classifications of trademark information for its customers: (i) through its proprietary database, CORBASE(R), the Company searches all federal trademarks that have been filed with and registered by the U.S. Patent and Trademark Office; (ii) through its proprietary database CORSTATE(R), the Company searches trademarks that have been filed with the Secretary of State offices of the 50 states and Puerto Rico and (iii) through databases licensed to the Company by third parties, the Company searches for common law usages of company names, product names, trade names and brand names appearing in thousands of magazines, monographs, journals, newspapers, press releases and periodicals.

     The prices for CORSEARCH's basic search services vary depending upon the turn-around time requested by the client for the particular search performed. CORSEARCH provides five levels of pricing of basic searches which increase incrementally for the five levels of timing provided, from CORSEARCH's "standard" three to four day service to "ultrarush" (two hour same day service). As the costs for each search remains substantially constant, CORSEARCH's profit margins on searches increase along with the prices charged for such services when services are ordered on a "rush" basis. A typical search may consist of a search of the federal, state, common law and domain name usage databases of trade names and trademarks.

     CORSEARCH's highly trained, industry-focused researchers use CORSEARCH's proprietary software, proprietary CORBASE(R) and CORSTATE(R) databases, third party databases and, to a lesser extent, published resources for completing customer searches. Although the majority of the information contained in CORSEARCH's state databases is publicly available from governmental authorities and others, management believes that because of the cycle of intellectual property registration renewals, it likely would take a new competitor several years to compile a database containing the state registration information currently maintained by CORSEARCH and its two primary competitors. New competitors may purchase the federal database from the PTO but significant computer programming would be needed to make it usable. Management believes that CORSEARCH, which competes primarily on the quality, accuracy and timeliness of its data, provides a consistently high level of service to its clients. CORSEARCH's customers include small to mid-size law firms and corporations as well as major companies.

     CORSEARCH recently has added international search capabilities, primarily in selected European countries, Canada and Mexico, and is in the process of implementing an Internet online search service which began beta-testing in December 1997 and is to become operational during 1998. The online service is expected to serve as a quick and easy research tool for clients to "screen" the availability of trademarks and trade names before undertaking more expensive searches. Access to an international database of pharmaceutical trademarks in use in 49 countries also recently has been added.


BUSINESS TO BUSINESS COMMUNICATIONS

     The Company's Business to Business Communications operations are conducted through several individual businesses, each of which is characterized by leading competitive positions within specialized market niches. Business to Business Communications includes: (i) Atwood, the largest domestic independent publisher of exposition and association related publications and directories; (ii) Galaxy, the largest independent provider of trade show and convention registration, exhibitor information and "lead" management services in the United States and (iii) GEM, the owner and operator of the World Gaming Congress, the world's largest trade show catering to the legalized gaming industry and the publisher of trade magazines directed to the legalized gaming industry, principally IGWB, catering to gaming industry executives, and Casino Executive.


   Atwood

     Atwood, founded in 1982, is the leading independent publisher of daily trade show and convention newspapers, directories, and related publishing products that are directed to the attendees of U.S. trade shows and conventions. Atwood competes primarily with trade magazines and the owners and operators of expositions with in-house publishing capabilities who participate only in their particular industry and do not have diverse markets or the capabilities of Atwood. Atwood also publishes the trade journal EXPO, the official publication of the International Association of Exposition Management, and maintains an Internet website which is a database for trade show managers and exhibitors.

     Approximately 76% of Atwood's 1997 revenues were derived from its publication of dailies and directories. During 1997, Atwood provided publishing, communication or promotional services to approximately 7,500 exhibitors at approximately 177 trade shows and conventions, including 39 of the "Tradeshow 200" exhibitions. Of the 177 trade shows to which Atwood provided services in 1997, 69% represented trade shows served by Atwood in 1996. Related products provided by Atwood include pre- and post- convention materials, literature kiosks and LeSack, a plastic bag filled with literature, publications, product samples and other marketing information that is distributed to attendees. Atwood also produces advertising and marketing products such as Internet Guides, specialty products and restaurant and city guides distributed to show attendees. Atwood provides magazine publishing related services to trade associations, including editorial content, layout and design of trade publications, advertising sales and circulation services. Atwood's digital group provides CD ROMs, Internet applications, electronic conference planners and buyer's guides.

     Atwood has recently provided the rental of Marketing-oriented Interactive Kiosks for Exhibitors ("MIKE"). MIKE permits exhibitors to create customized interactive multimedia programs which are accessed by show attendees via touchscreen technology on a kiosk that takes up minimal floor space. The program can be customized to include survey questions that elicit information from attendees, which allows exhibitors to qualify leads.

   Galaxy

     Galaxy, founded in 1982, markets its comprehensive registration services, automated "lead" management products and information services on an exclusive basis to trade associations, promoters, exhibitors and attendees of exposition and trade shows and conventions. In 1997, Galaxy provided services to 41 of the "Tradeshow 200" exhibitions, including four of the top five such exhibitions. Of the 229 trade shows Galaxy provided services to in 1997, 66% represented trade shows served by Galaxy in 1996.

     Multiple versions of Galaxy's "Expocards" (magnetic stripe or "smartcards") are utilized in the registration process to allow convention and trade show exhibitors to digitally capture and manipulate attendee information for "lead" management and follow-up. Galaxy's Expocard technology encodes attendee registration data on a magnetic stripe attached to a plastic card or on a computer chip "smartcard" which can be read by trade show and convention exhibitors renting Galaxy's Expocard readers. The Expocard provides lead data to exhibitors in electronic form and allows for other product applications. For example, attendees can leave and retrieve messages at a message center kiosk established by the Company on site for a fee. The Expocard permits the conference host (usually a trade association or a for-profit show manager) to receive information including demographic data, attendance results and exhibit visitation patterns.

     "Smartcards," which have more data storage area, but are more expensive than the magnetic stripe Expocards, can be utilized to store additional demographic or other data and can give some "write-on" capability to Expocard. In addition, the "smartcard" can provide the capability to store credits redeemable at vending machines and is usable for the purchase of meals, convention products and paper and media convention materials (outlines, taped seminars, etc.), for attendance at pre-paid continuing education and other seminars and for collecting and disseminating seminar evaluations. Most customers prefer the lower-cost magnetic stripe version of Expocard. Galaxy is currently seeking to acquire a lower cost Smartcard that more customers would find economically attractive.

     Galaxy's "Expocard Connect" is a PC-based system that reads the Expocard's magnetic strip, allows the exhibitor to add qualifying information to the data file, saves the data to the PC hard drive in a format compatible with any data management program and, when networked, can transfer data directly to a data management program.

     Galaxy's InfoStation product is a touchscreen kiosk which allows a show attendee to insert an Expocard, request product information, record comments and complete a questionnaire. The database is fully customized and can be transmitted offsite for fulfillment. The InfoStation package includes programming, software and hardware and on-site services. The Company's newest product, still in the test marketing stage, is the ExpoVia, a portable lead gathering tool, which can be custom designed as a combination card reader and data input vehicle, a card reader and information service, etc. This hand-held Personalized Digital Assistant product was used first by Sony at the NAB show in Las Vegas in the spring of 1997 to make the lead qualification process more user-friendly, streamline its literature distribution process, improve traffic flow through its exhibit and more efficiently track buyer interest. According to TradeShow & Exhibit Manager magazine, this enabled Sony to increase the number of booth visitors it "qualified" during the show from 5,000 in 1996 to 12,000 in 1997, representing an increase of 140%.

     Galaxy Classics provides graphic design and printing services to its and Atwood's convention and trade show and trade association customers, as well as to select customers in the geographic areas surrounding Galaxy's headquarters in Frederick, Maryland. Services include customized graphic design for multimedia use and printing services, primarily for promotional and marketing purposes.

     Several of Galaxy's customers hold trade shows on a bi-annual or tri-annual basis. Consequently, Galaxy's revenues vary from year to year. The following table sets forth, for the years ended December 31, 1995, 1996 and 1997, the percentage of revenues of Galaxy generated from trade shows of varying frequencies.

                                                  YEARS ENDED DECEMBER 31,
                                                  --------------------------
                                                   1995       1996      1997
                                                  ------     ------   ------
            Annual Shows.....................       97%         85%       95%
            Bi-Annual Shows..................        2          11         3
            Tri-Annual Shows.................       --           3         1
            Other Shows......................        1           1         1
                                                  ------     ------   ------
                                                     100%      100%      100%
                                                  ======     ======   ======

     GEM

     GEM, founded in 1986 as BMT of Oklahoma, Inc., is the leading global provider of business information and marketing resources for the legalized gaming industry. GEM owns and operates the World Gaming Congress, the largest legalized gaming industry trade show in the world and the only trade show endorsed by the American Gaming Association as the organization's official trade show. The conference traditionally has been held annually in Las Vegas during the fourth quarter of each year. Consequently, GEM's financial results are heavily skewed towards the fourth quarter. In 1997, the World Gaming Congress sold over 200,000 square feet of exhibition space and included over 23,000 attendees, an increase from 185,000 square feet and 17,500 attendees in 1994.

     GEM publishes several trade magazines directed to the legalized gaming industry, including IGWB. IGWB, with a qualified circulation of over 26,000, is the leading trade journal directed to the worldwide legalized gaming industry. In addition, the Company owns Casino Executive, LLC (the successor to Casino Publishing Company), the publisher of Casino Executive, a trade magazine directed to casino management executives in North America.

     The following table sets forth certain information with respect to World Gaming Congress and IGWB:

                                                 YEARS ENDED DECEMBER 31,
                                             ---------------------------------
                                              1995          1996         1997
                                             ------        ------       ------
  World Gaming Congress:
     Exhibitor companies............            540           609          660
     Booths.........................          1,540         1,850        2,008
     Net square footage.............        154,000       185,000      200,800
     Total attendance...............         21,767        21,700       23,499

  IGWB:
     Advertising pages..............            497           572          508

     GEM has a 49% interest in Gaming for Africa Expo, a gaming trade show and conference held in South Africa, and Gaming for Africa, the leading trade magazine for gaming in Sub-Saharan Africa. GEM also has entered into a partnership with a European publishing company. In 1997, the partnership, in association with European Gaming Organization, a European gaming supplier trade group, produced the European Casino Congress, a conference targeted at senior executives in the European casino industry.


COMPETITION

     Each of the Company's businesses is in competition with other suppliers and vendors of services or products similar to those provided by the Company and many of such competitors are significantly larger and have greater resources than the Company. The following is a brief description of the competitive environment in which each of the Company's businesses operates.

     TISI

     TISI has a leading market position in the trucking industry. In the insurance industry, there are two TISI competitors which are significantly larger and sell significantly more MVRs than TISI, as well as many regional providers. Management believes that TISI's ability to maintain and grow its MVR business in the insurance industry is dependent upon its ability to continue to resell Choice Point's CLUE(R) data, as described above. Choice Point is the largest competitor selling MVRs to the insurance industry.


     CORSEARCH

     The trademark search business is dominated by Thomson & Thomson, which CORSEARCH estimates controls 80% of the domestic market and an even higher percentage of international searches done by domestic customers. Thomson & Thomson is owned by a large international media/information conglomerate. There is also one smaller competitor which, while doing fewer searches than CORSEARCH, is owned by a large publishing/information company which specializes in selling to law firms.


     Galaxy

     Galaxy has two significant competitors, both of which provide services to fewer shows in any given year than Galaxy and management believes that they do not possess the resources of the Company. There are also smaller and regional competitors as well as some large companies which provide other exposition services which will compete in certain aspects of Galaxy's business.


     Atwood

     As a custom publisher, Atwood competes primarily on price, quality and service and has been successful by targeting the publishing needs of the trade show, convention and trade association market. Outside of that market there are many custom publishers, some with significantly greater resources than the Company. In the trade show, convention and trade association market, there are competitors which, while concentrating on another set of services they perform for their customers, will also provide publishing services as part of their package of services. While several of these competitors are significantly larger than Atwood, management believes that stronger competitors are trade shows or associations with "in house" publishing capabilities and trade magazine publishers with specialized knowledge in the industry that is the subject of the trade show or convention.


     GEM

     In the gaming trade show business, there is one other significant U.S. show (which is smaller than World Gaming Congress ), a large show held in London each year, and a variety of smaller niche or regional shows and conferences throughout the world. A few of these are owned or managed by competitors which are significantly larger than GEM.

     From a publishing standpoint, there is one other significant competitive magazine serving the U.S. casino industry and several successful magazines and newsletters serving vertical niches of the gaming industry in the U.S. and worldwide industry, such as lotteries and pari-mutuals. Internationally, there are several magazines, particularly in Europe, which successfully serve the casino industry and compete with the Company. To management's knowledge, none of such competitors are significantly larger than GEM. In addition, GEM must compete with other media for advertising dollars, such as direct mail and direct selling. The latter is particularly important for potential U.S. casino advertisers as so much of the industry is concentrated in a few locations.

SEASONAL FACTORS

The exposition services business is affected by the timing of conventions and trade shows, with most such shows operating in the March-May and September-November time frames. IGWB's results are significantly impacted by the timing of its largest affiliate owned trade show, World Gaming Congress, which was held in October in 1995, 1996 and 1997.

EMPLOYEES

     As of February 28, 1998, the Company employed 628 persons on a full-time basis including 265 in Information Services, 359 in Business to Business Communications and four at the Company's corporate offices. None of the Company's employees are subject to collective bargaining agreements. The Company considers relations with its employees to be satisfactory. Most employees are salaried, with sales personnel receiving commissions on sales.


FINANCIAL INFORMATION

     For financial information regarding the Company's business segments, see
Note 10 of Notes to Consolidated Financial Statements.

GOVERNMENT REGULATION

     As a "consumer reporting agency," TISI is subject to the provisions of the Fair Credit Reporting Act ("FCRA") and similar acts existing in the states and is regulated by the FTC under the Federal Trade Commission Act. Under the FCRA, a consumer reporting agency may furnish a "consumer report" to a customer only for a permissible purpose allowed by the FCRA. Permissible purposes include extension or review of credit, collecting an account, employment purposes, underwriting of insurance, determining eligibility for a license or permit granted by a governmental entity, or in connection with a business transaction involving the consumer. All reports of TISI are treated by TISI as consumer reports for purposes of the FCRA. In addition, TISI's Total Applicant Screening reports are treated by TISI as "investigative consumer reports" within the meaning of that term under the FCRA because they involve contacting third parties. Certain additional restrictions apply to these reports.

     The FCRA requires a consumer reporting agency to maintain reasonable procedures designed to ensure that the restrictions on the use of certain information are not violated. In addition, a consumer reporting agency must follow reasonable procedures to assure maximum possible accuracy of the information concerning the consumer about whom the report relates. The FCRA also requires a consumer reporting agency, upon request from a consumer, to disclose all information about that consumer in its file, together with the source and the recipients of the information. In some cases, this information must be delivered to the consumer at no cost, and in others the agency may charge a reasonable fee. TISI does not charge a fee to a driver or other individual or entity about whom or which data is provided to a customer if that individual or entity has been turned down for a job or denied insurance within the last 30 days. Otherwise, TISI may charge a $10.00 fee.

     The Americans with Disabilities Act ("ADA") contains pre-employment inquiry and confidentiality restrictions designed to prevent discrimination against individuals in the hiring process. Although TISI's business is not directly regulated by the ADA, the use by its customers of certain information sold to them, such as workers' compensation histories or drug and alcohol test results, is regulated, both with respect to the type of information and the timing of its use. Similar state laws also affect TISI's business. Some states have human rights laws that provide more protection than the ADA. A large number of states also regulate the type of information which can be made available to the public or to a third party or impose conditions to the release of the information.

     While the FCRA provides for civil liability sanctions against a consumer reporting agency by a consumer for willful or negligent noncompliance with the FCRA, and, as a result of the 1997 amendments, criminal penalties for willful violations, by complying in good faith with the FCRA, TISI is protected from liability by the FCRA even if there are inadvertent errors in the information provided. TISI has developed and implemented internal policies designed to help ensure that background information retrieved by it concerning a consumer is accurate and that it otherwise complies with the provisions of the FCRA and applicable state laws. In addition, each customer of TISI is required to sign a user agreement, in which the customer agrees to accept responsibility for using information provided by TISI in accordance with the provisions of the FCRA, the ADA and local laws. TISI also has internal checks in place regarding access and release of such information. The Company currently maintains liability insurance to cover claims by customers or the subjects of reports for alleged inaccurate information or misuse of information.

     The FCRA was amended in 1997, effective October 1, 1997. Such amendments require DAC's customers to increase their compliance activities and may limit, under certain circumstances, their ability to access certain information sold by DAC, in particular certain criminal records over seven years old. While the effect of such amendments is not expected by DAC to impact materially its business or prospects, primarily because further amendments to the FCRA are anticipated (and draft legislation of such amendments has been submitted to the U.S. Congress), the need for customers to revamp procedures and for the industry to adjust to the new regulations thus far has had a negative impact on the use of DAC's services and such negative impact may, if the foregoing further amendments are not adopted, are adopted materially later than anticipated by management, or are adopted in materially different form than previously proposed, have a material and adverse effect on the use of DAC's services and on its results of operations. It is not possible at this time to predict accurately the extent of such effect.

     In the 14 years it has been in business, TISI has not been found liable for any violations of the FCRA, the ADA or similar state laws. The Company did settle one case out of court for a nominal amount to avoid litigation expenses. There can be no assurance, however, that the Company will not be found liable for any such violations and that, if found so liable, the Company will not be subject to adverse judgments in substantial amounts. In addition, there can be no assurance that the FCRA, the ADA or similar state laws will not be amended or subjected to different judicial or administrative interpretation in the future. It is not possible at this time to predict the impact that any such change might have on the Company's results of operations, financial condition or liquidity.

     The DOT is in the process of proposing and promulgating revised regulations which, among other things, concern the requirements for pre-employment screening of truck drivers. It is not possible at this time to predict the impact that such regulations, if adopted, might have on the Company's results of operations, financial condition or liquidity. If adopted in their current form, such regulations would likely provide a greater demand for access to employment history, MVRs and drug and alcohol test results of truck drivers, such as the information provided by the Company.


FOREIGN SALES

     The Company's net revenues for 1996 and 1997 to customers outside the U.S. and Canada were $0.7 million and $2.0 million, respectively, representing 1.0% and 2.5% of net revenues, respectively. All of such 1996 and 1997 net revenues are attributable to Business to Business Communications.


TRADEMARKS, LICENSES AND PATENTS

     The Company has registered numerous trademarks, including DAC Services(R), CORSEARCH(R), CORSTATE(R), CORBASE(R), EXPO(R), World Gaming Congress(R), IGWB (pending) and MessageXpress(R), in the United States and, in certain cases, in foreign countries in which the Company does business. The Company believes that it owns or licenses all intellectual property rights necessary to conduct its business.

ITEM 2. PROPERTIES

         The Company conducts its principal operations at the facilities set forth below:

                   LOCATION                   SQUARE FOOTAGE                 LEASED/OWNED
                   --------                   --------------                 ------------
Information Services:
     Tulsa, Oklahoma (TISI) (1)                   38,800           Leased (Expires June 1999)
     New York, New York (CORSEARCH)               22,000           Leased (Expires February 2009)
Business to Business Communications:
     Frederick, Maryland (Galaxy)                 51,000           Leased (Expires January 2003)
     Overland Park, Kansas (Atwood)               22,715           Leased (Expires May 2000)
     New York, New York (GEM) (2)                  2,540           Leased (Expires September 2001)
Corporate:
     New York, New York                            1,565           Sub-leased (Expires December
                                                                   1998)

----------
(1) TISI also leases office space in Chicago, Illinois.
(2) GEM also leases small offices in Chicago, Illinois and Las Vegas, Nevada.

     The Company sold its office space in Tulsa, Oklahoma in 1998.

     Management believes that its facilities are suitable and adequate for its immediate needs and that additional or substitute space is available if needed to accommodate expansion.

         As a result of the merger of Tribune/Swab-Fox Companies, Inc. ("Tribune/Swab-Fox") with and into the Company, the Company acquired a 49.99% membership interest in 1995 Land Company, L.L.C., an Oklahoma limited liability company which owns undeveloped real estate in Tulsa, Oklahoma. The majority member of this entity has sole management responsibility for this property and the entity's business. The entity purchased three significant parcels of raw land from the Company on December 30, 1994 for approximately $1.4 million in cash and notes.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company and its subsidiaries have been named as defendants in lawsuits and a party in various governmental proceedings from time to time. While in the past, such matters have not had a material adverse effect on the financial position, results of operation or liquidity of the Company, and management does not anticipate that such matters will have such an effect in the future, the outcome of suits and proceedings cannot be predicted with certainty and, due to such inherent uncertainty of litigation, there can be no assurance that the Company will not be subject to adverse judgments in substantial amounts.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         After giving effect to the Recapitalization consummated on February 27, 1998, VS&A-T/SF and Fir Tree owned approximately 64.4% and 35.6% of the common stock, respectively. VS&A-T/SF is controlled by VS&A Communications Partners II, L.P. ("VS&A Fund II"), a private equity fund affiliated with Veronis, Suhler & Associates, Inc. ("VS&A"), an investment banking and research firm specializing in the media and communications industry. Other investors in VS&A-T/SF include two institutional investors and an affiliate of Ian L. M. Thomas, the new President and Chief Executive Officer of the Company. There is no established public trading market for the Company's common stock. No dividends were declared or paid during 1997. The terms of the Company's $25,000,000 Credit Agreement and 10 3/8 % Senior Subordinated Notes Due 2007 (the "Notes") currently restrict the ability of the Company to pay dividends or make distributions to its shareholders. See the Consolidated Financial Statements of the Company and the Notes thereto.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial data for each of the last five years.


                                                                  YEARS ENDED DECEMBER 31,
                                                               -------------------------------
                                                     1993        1994        1995       1996        1997
                                                   --------    --------    --------    --------    --------
                                                                     (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA (1):
  Revenues
    Information Services (a) ...................   $ 14,499    $ 15,091    $ 17,950    $ 24,273    $ 31,690

    Business to Business Communications (b) ....     42,911      39,665      53,089      42,891      48,011
    Corporate and other ........................      1,570       2,163       1,039       1,478       1,366
                                                   --------    --------    --------    --------    --------


      Total revenues ...........................     58,980      56,919      72,078      68,642      81,067
                                                   --------    --------    --------    --------    --------
  Expenses
    Operating costs ............................     49,658      35,069      39,665      40,314      47,859
    General and administrative expenses ........     15,361      11,862      11,841      15,207      17,950
    Recapitalization and Reorganization Expenses         --          --          --          --      21,774
    Depreciation and amortization ..............      3,779       3,118       3,601       4,018       4,996
                                                   --------    --------    --------    --------    --------
      Total expenses ...........................     68,798      50,049      55,107      59,539      92,579
                                                   --------    --------    --------    --------    --------

  Operating income (loss) ......................     (9,818)      6,870      16,971       9,103     (11,512)
  Interest expense .............................      1,921         736         859         581       3,696
                                                   --------    --------    --------    --------    --------

  Income (loss) before income taxes and other
    items ......................................    (11,739)      6,134      16,112       8,522     (15,208)
  Income tax (provision) benefit ...............      4,097      (2,589)        (58)     (3,101)      2,636
  Minority interest in consolidated subsidiaries      1,929        (981)       (266)         --          --
  Discontinued operations, net (2) .............     (4,800)     (2,816)         37          --          --
  Extraordinary loss, net of tax of $340 (3) ...       (560)         --          --          --          --
                                                   --------    --------    --------    --------    --------
    Net income (loss) ..........................   $(11,073)   $   (252)   $ 15,825    $  5,421    $(12,572)
                                                   ========    ========    ========    ========    ========


                                                                  YEARS ENDED DECEMBER 31,
                                                               -------------------------------
                                                     1993        1994        1995       1996        1997
                                                   --------    --------    --------    --------    --------
                                                                     (DOLLARS IN THOUSANDS)
OTHER FINANCIAL DATA (1):
  Capital expenditures ........................   $  5,564     $  4,382    $  2,589    $  2,641    $  5,541
  EBITDA (4) ..................................     (6,039)       9,988      20,572      13,121     (6,516)
  EBITDA margin (4) ...........................      (10.2)%       17.5%       28.5%       19.1%      (8.0)%
  Ratio of earnings to fixed charges (5) ......         --         9.3x        19.8x       15.7x        --
  Pro forma EBITDA (6) ........................                                                     15,258
  Adjusted Pro forma EBITDA (7) ...............                                                     17,338
  Adjusted Pro forma ratio of earnings to fixed
    charges(8) ................................                                                        5.7x

                                                                   AS OF
                                                             DECEMBER 31, 1997
                                                             -----------------
BALANCE SHEET DATA:
  Cash and equivalents................................         $   $10,564
  Total assets........................................              70,966
  Total debt..........................................             103,534
  Stockholders' deficit...............................            (50,602)


(1) In the merger of Tribune/Swab-Fox, then the owner of 78% of the common stock, with and into the Company on May 25, 1995, the Company was the surviving entity, from a legal standpoint. However, from an accounting standpoint, the transaction was treated as a downstream merger. Thus, for financial reporting purposes, the transaction was treated as a recapitalization of Tribune/Swab-Fox, with Tribune/Swab-Fox as the survivor. Accordingly, the historical financial statements of the Company, as the surviving legal entity, are those historical financial statements of Tribune/Swab-Fox prior to the merger. In addition, the Company was a party to several events/transactions which affect the comparability of the historical information presented above. See the Notes to Consolidated Financial Statements for additional information on certain of these events/transactions.

     (a) With respect to Information Services, the Company acquired CORSEARCH in August 1996.

     (b) With respect to Business to Business Communications, the Company: (i) sold the operating assets of Marks-Roiland Communications, Inc. (the "New York Shopper"), one of the Company's shopper-newspaper operations, in November 1993; (ii) acquired the stock of Galaxy in March 1994; (iii) sold the assets of Shopper's Guide, Inc. (the "New Jersey Shopper"), its other shopper-newspaper operation, in April 1994; (iv) sold three trade journals and related assets in July 1995;
         (vi) acquired 88% of Casino Publishing Co. effective February 1, 1997 and the remainder effective January 31, 1998 and (vi) acquired a majority of Galaxy Expocard Europe, B.V. in May 1997.

(2) Restated to reflect real estate as a discontinued operation as of November 30, 1994.

(3) Prepayment penalty on early retirement of long-term debt.

(4) EBITDA, as presented, represents operating income plus depreciation and amortization. EBITDA is included because management understands that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest expense, repay debt and make capital expenditures. Excluded from EBITDA are interest expense, income taxes, depreciation and amortization, unusual gain, minority interest in consolidated subsidiaries, discontinued operations, net and extraordinary loss, net of tax, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. EBITDA margin represents EBITDA as a percentage of total revenues.

(5) In computing the ratio of earnings to fixed charges: (a) earnings have been based on income from continuing operations before income taxes and fixed charges and (b) fixed charges consist of interest and amortization of debt discount expense. The coverage deficiency for the years ended December 31, 1993 and 1997 was approximately $11.7 million and $15.2 million, respectively.

(6) Pro forma EBITDA has been presented to give effect to the Recapitalization and related financing and the Offering and includes adjustments from non-recurring transactions and expenses and other acquisition considerations incurred in connection with the Recapitalization and related financing. The Pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable under the circumstances.

     Pro forma EBITDA is provided for informational purposes only and does not purport to be indicative of the Company's financial condition or results of operations that would have actually been obtained for the periods presented, nor are they indicative of the Company's results of operations for any future period.

(7) Adjusted Pro forma EBITDA includes additional adjustments to pro forma EBITDA which management believes are relevant to evaluating the future operating performance of the Company. The additional adjustments, which eliminate the impact of certain nonrecurring charges and reflect the estimated impact of management's business and operating strategy, are based on estimates and assumptions made and believed to be reasonable by management and are inherently uncertain and subject to change.

(8) Adjusted Pro forma ratio of earnings to fixed charges has been presented to give effect to the pro forma adjustments to earnings described in footnotes 6 and 7 above.

FORWARD-LOOKING STATEMENTS

     This Annual Report for the year ended December 31, 1997 as well as other public documents of the Company contains forward-looking statements which involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Annual Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "seek," "plan," as well as variations of such words and similar expressions, are intended to identify forward-looking statements. While management believes these statements are reasonable, actual results could differ materially from those projected by such forward-looking statements. See "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a diversified business media company which principally operates two lines of business: (i) business and professional information services and (ii) business to business communications, publishing and related services. On May 25, 1995, Tribune/Swab-Fox, parent of the Company, merged with and into the Company. Though the Company was the surviving legal entity in the merger because Tribune/Swab-Fox owned 78% of the Company's common stock prior to the merger, the transaction is accounted for as a recapitalization of Tribune/Swab-Fox with Tribune/Swab-Fox as the survivor (i.e., a downstream merger). Accordingly, the historical financial statements of the Company, as the surviving legal entity, are those historical financial statements of Tribune/Swab-Fox.

     In February 1997, the Company increased its ownership in Casino Publishing Company, publisher of the trade journal, Casino Executive, to 88%, which is included in the Company's consolidated operations since that date. Effective January 31, 1998, the Company acquired the remaining interests in Casino Publishing Company. Effective May 1, 1997, the Company acquired a majority ownership in Galaxy Expocard Europe B.V. and increased its ownership to 73% effective July 1, 1997. On August 15, 1996, the Company acquired 100% of the outstanding capital stock of CORSEARCH, which has been accounted for as a purchase. CORSEARCH provides trademark and trade name research and is included in the Company's consolidated operations since that date.

CONSOLIDATED OPERATIONS

         The following table summarizes the Company's historical results of operations as a percentage of revenue for the years ended December 31, 1995, 1996 and 1997:

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------
                                                      1995     1996     1997
                                                      -----    -----    -----
Revenues:
     Information Services .......................      24.9%    35.4%    39.1%
     Business to Business Communications ........      73.7     62.5     59.2
     Corporate and other ........................       1.4      2.1      1.7
                                                      -----    -----    -----

          Total revenues ........................     100.0    100.0    100.0
Expenses:
     Operating costs ............................      55.0     58.7     59.0
     General and administrative expenses ........      16.4     22.2     22.1
     Recapitalization and reorganization expenses        --       --     26.9
     Depreciation and amortization ..............       5.0      5.8      6.2
                                                      -----    -----    -----

          Total expenses ........................      76.4     86.7    114.2
                                                      -----    -----    -----
Operating Income before interest and income taxes      23.6%    13.3%   (14.2)%
                                                      =====    =====    =====
EBITDA Margin ...................................      28.5%    19.1%    (8.0)%
                                                      =====    =====    =====
Pro forma EBITDA ................................                       18.8%
                                                                        =====
Adjusted Pro forma EBITDA .......................                       21.4%
                                                                        =====


RESULTS OF OPERATIONS

   Year Ended December 31, 1997 Versus Year Ended December 31, 1996

     Revenues. Revenues of $81.1 million for the year ended December 31, 1997 were $12.3 million, or 18.1%, higher than the year ended December 31, 1996. Information Services revenue increased approximately $7.4 million, or 30.6%, for 1997 as compared with 1996, of which approximately $4.9 million was attributable to CORSEARCH (full year 1997 compared with four months 1996) and $2.5 million was attributable principally to continued growth in TISI's criminal record volume, and higher average prices from MVRs attributable to a continued increase in the volume of TISI's premium service, "MVR Express." Business to Business Communications revenue increased $5.3 million, or 12.3%, for 1997 compared with 1996, principally because of an increase in trade show directories produced during 1997, inclusion of Casino Executive trade journal and Galaxy Europe revenue from the dates that a majority of Casino Publishing Company and Galaxy Europe were acquired by the Company, reduced in part by lower registration services due to a lower number of bi-annual trade shows in 1997, fewer pages of advertising in IGWB due to the loss of several large advertisers in the lottery segment of the gaming industry and elimination of two trade shows in 1997.

     Operating Costs. Operating costs for the year ended December 31, 1997 were $7.5 million, or 18.4%, higher than the year ended December 31, 1996. Information Services costs increased $3.3 million, or 24.4%, for 1997 compared with 1996, including approximately $2.4 million related to CORSEARCH, with substantially all of the remainder related to criminal records volume increases and new product costs. Business to Business Communications costs increased $4.2 million, or 15.5%, during 1997 compared with 1996, attributable principally to costs related to the increase in directories published during 1997, additional payroll costs in 1997 related to the increases in operating personnel throughout 1996 and early 1997, and Casino Executive costs in 1997, reduced partially by lower trade show costs due to the elimination in 1997 of two trade shows.

     General and Administrative Expenses. General and administrative expenses were $2.7 million, or 18.0%, higher for 1997, compared with 1996, substantially all of which was attributable to business growth, the acquisition of CORSEARCH and the initial consolidation in 1997 of Casino Executive and Galaxy Europe, partially offset by lower corporate expenses from staff and other cost reductions related to the Recapitalization. CORSEARCH expenses in 1997 reflected twelve months of operations compared with four months in 1996. The Company acquired a controlling interest in and began consolidating Casino Executive and Galaxy Europe in 1997.

     Depreciation and Amortization. Depreciation and amortization were $1.0 million, or 24.3%, higher for 1997, compared with 1996, substantially all applicable to CORSEARCH, including amortization of goodwill related to the acquisition.

     Recapitalization and Reorganization Expenses. Non-recurring recapitalization and reorganization expenses incurred in connection with the Recapitalization totaled $21.8 million during 1997 and consisted principally of stock options repurchased in connection with the Recapitalization ($9.9 million), costs associated with the Tender Offer ($3.9 million), incentive, severance and retention bonus payments ($5.5 million) and other transition costs ($2.5 million).

     Interest Expense. Interest expense increased $3.1 million during the year ended December 31, 1997, compared with the year ended December 31, 1996, principally as the result of new debt incurred in connection with the Recapitalization.

   Year Ended December 31, 1996 Versus Year Ended December 31, 1995

     General. Operations for the year ended December 31, 1996 have two major variations from the same period ended December 31, 1995. First, operations of CORSEARCH, which was acquired on August 15, 1996, are included in Information Services in 1996 from the acquisition date. Second, the sale of three trade journals by GEM, effective July 1, 1995, resulted in a pre-tax gain of $11.7 million in 1995 and, as a result of such sale, GEM operations for the last half of 1995 for the Business to Business Communications segment includes only IGWB, the related conference and trade show, World Gaming Congress, and related activities.

     Revenues. Revenues of $68.6 million for 1996 were $3.4 million, or 4.7%, lower than for 1995. If the $11.7 million pre-tax gain in 1995 is excluded, revenues increased $8.3 million, or 13.8%, in 1996 as compared with 1995. Information Services revenue increased $6.3 million, or 35.2%, in 1996 as compared with 1995, consisting of $2.7 million of CORSEARCH revenue for the four and one-half months in 1996 that it was owned by the Company and $1.0 million from increases in employment histories due to increased volumes; $1.6 million from criminal records due to increased volumes and a regional provider of criminal records acquired in 1996; $0.5 million of motor vehicle reports primarily from the higher revenue product MVR Express; and most other pre-employment screening products also had higher volumes and revenues in 1996, as compared with 1995. Business to Business Communications revenue increased approximately $1.5 million, or 3.6%, in 1996 as compared with 1995, mainly consisting of increases in registration services, data management services and trade show publishing for several large bi-annual trade shows and conventions; an increase in price for data management services in mid-1995 resulting in an average increase in data management services revenue of approximately 30% in 1996 as compared with 1995; and an increase in the number of trade show directories in 1996 as compared with 1995 from both bi-annual trade shows and other new trade shows reduced by lower revenue of approximately $5.5 million related to the sale of three trade journals effective July 1, 1995. An increase in advertising pages and revenue for the remaining trade journal partially offset the loss of revenue in 1996 as compared with 1995 from the three trade journals sold.

     Operating Costs. Operating costs were $0.6 million, or 1.5%, higher in 1996, as compared with 1995. Information Services operating costs were $1.8 million, or 17.3%, higher in 1996, as compared with 1995, consisting of $1.0 million of CORSEARCH operating costs for the four and one-half months in 1996 that it was owned by the Company, $0.7 million of cost increases attributable to criminal record volume increases and cost increases attributable to higher volumes of other pre-employment screening products. Business to Business Communications costs were $1.2 million, or 4.3%, lower in 1996, as compared with 1995, since the increase in number of trade shows (both bi-annual and annual) for registration services, data management services, convention publishing services and directory publishing were more than offset by the decrease in costs of $3.6 million in 1996 related to the three publications sold in 1995.

     General and Administrative Expenses. General and administrative expenses were $3.4 million, or 28.8%, higher in 1996, as compared with 1995. Information Services' general and administrative expenses increased $1.8 million, or 88.7%, as compared with 1995, which includes CORSEARCH expenses of $1.0 million for the four and one-half months that it was owned by the Company and an increase in expenses of pre-employment screening services of $0.8 million, which mainly represent a full year of personnel costs and related expenses for employees added throughout 1995. Business to Business Communications' general and administrative expenses increased $0.5 million, or 7.5%, in 1996 as compared with 1995, attributable to additional employee costs (both full year costs for employees added in 1995 and new employees in 1996) and related expenses required for the continued growth in number of trade shows, conventions and services and products net of the decrease in costs attributable to the three trade journals sold in 1995. Corporate general and administrative expenses increased approximately $1.1 million in 1996 as compared to 1995 resulting from the write-off of $0.5 million in connection with the final settlement with the buyer of Shopper's Guide of future amounts due the Company, compensation recorded related to stock options granted and additional consulting costs related to investor relations, acquisition search, and income tax examinations.

     Depreciation and Amortization. Depreciation and amortization increased $0.4 million, or 11.1%, in 1996, as compared with 1995, of which $0.3 million relates to equipment depreciation and goodwill amortization of CORSEARCH for the four and one-half months that it was owned by the Company. The balance of the increase is related to capital expenditures for each operation, substantially offset by lower gaming media services depreciation and amortization due to the sale of the three trade journals in 1995.

     Interest Expense. Interest expense decreased $0.3 million, or 33.3%, in 1996, as compared with 1995, resulting from principal payments on debt during 1996 and lower average interest rates on variable debt, offset by increased interest on new debt related to the CORSEARCH acquisition.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. In connection with the Recapitalization, the Company: (i) borrowed $13 million under a $25.0 million revolving senior credit facility (the "Senior Credit Facility") with First Union National Bank ("FUNB"); (ii) issued $80.0 million aggregate principal amount of notes pursuant to a facility (the "Bridge Financing Facility") provided by First Union Corporation; and (iii) received $40.0 million of equity contributions (the "Equity Contributions") from VS&A-T/SF and Fir Tree. On October 29, 1997, the Company completed the private sale to First Union Capital Markets Corp. (the "Initial Purchaser") of $100.0 million principal amount of the Old Notes at a price of 97% of the principal amount thereof. The Initial Purchaser resold the Old Notes to a limited number of qualified institutional buyers at an initial price to investors of 100% of the principal amount thereof, with net proceeds to the Company of $97.0 million (the "Offering"). The Offering was a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Rule 144A and Section 4 thereof. The net proceeds of the Notes sold pursuant to the Offering were applied to repay indebtedness incurred in connection with the Recapitalization under the Senior Credit Facility and the Bridge Financing Facility. On February 10, 1998, the Company offered to exchange up to $100,000,000 aggregate principal amount of Old Notes for up to an equal aggregate principal amount of new notes (the "New Notes" and, together with the Old Notes, the "Notes")). The New Notes are obligations of the Company entitled to the benefits of the Indenture (the "Indenture") relating to the Old Notes and the form and terms of the New Notes are identical in all material respects to the form and terms of the Old Notes except that the New Notes have been registered under the Securities Act and do not contain terms with respect to transfer restrictions or interest rate increases as described herein.

     The Senior Credit Facility is a $25 million revolving credit facility which is due and payable at maturity in September, 2004. The Senior Credit Facility is secured by a first priority lien on substantially all of the properties and assets of the Company and its subsidiaries, owned now or acquired later. The Senior Credit Facility is guaranteed by all of the subsidiaries of the Company (the "Guarantors"). At the Company's option, the interest rate per annum applicable to the Senior Credit Facility will be a fluctuating rate of interest measured by reference either to: (i) LIBOR plus the applicable borrowing margin or (ii) FUNB's base rate, which is the greater of the published prime rate of FUNB or the overnight federal funds rate plus 0.5% (the "FUNB Rate") plus the applicable borrowing margin. The applicable borrowing margin for the Senior Credit Facility will range from 1.75% to 2.75% for LIBOR based borrowings and 0.5% to 1.5% for FUNB Rate based borrowings. The Company has agreed to pay certain fees with respect to the Senior Credit Facility including (i) upfront facility fees, (ii) agent and arrangement fees and (iii) commitment fees of 0.5% per annum on the unused portion of the Senior Credit Facility. The entire amount of the Senior Credit Facility was made available to the Company concurrently with the closing of the Tender Offer. The commitments under the Senior Credit Facility are required to be permanently reduced with: (i) 100% of the net cash proceeds of all non-ordinary-course asset sales or other dispositions of the property by the Company and its subsidiaries, including insurance and condemnation proceeds, subject to limited exceptions and (ii) 100% of the net proceeds of issuances of equity or debt obligations of the Company and its subsidiaries, subject to limited exceptions (including the Offering). The Company may voluntarily reduce the commitment in amounts of $1.0 million or more at any time without premium or penalty. The Senior Credit Facility contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or repurchase capital stock;
(ii) prepay, redeem or purchase debt; (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates and (x) alter its lines of business. The Company must also make certain customary indemnifications of the lenders and their agents and will also be required to comply with financial covenants (based on adjusted pro forma EBITDA) with respect to: (i) a maximum leverage ratio; (ii) a maximum senior leverage ratio; (iii) a minimum interest coverage ratio and (iv) a minimum fixed charge coverage ratio. The Senior Credit Facility also contains certain customary affirmative covenants. Events of default under the Senior Credit Facility include: (i) the Company's failure to pay principal or interest when due; (ii) the Company's material breach of any covenant, representation or warranty contained in the loan documents; (iii) customary cross-default provisions; (iv) events of bankruptcy, insolvency or dissolution of the Company or the Guarantors; (v) the levy of certain judgments against the Company, any Guarantor, or its assets; (vi) certain adverse events under ERISA plans of the Company or the Guarantors; (vii) the actual or asserted invalidity of security documents or guarantees of the Company or the Guarantors and (viii) a change of control of the Company.

     The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt of the Company. The Notes are guaranteed on a subordinated basis by all of the active wholly owned subsidiaries of the Company. The Notes are limited in aggregate principal amount to $100.0 million and mature on November 1, 2007. Interest on the Notes accrues at the rate of 10-3/8% per annum and will be payable semiannually in cash on each May 1 and November 1, commencing on May 1, 1998. Interest on the Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance. The Notes will not be entitled to the benefit of any mandatory sinking fund. The Notes may be redeemed, at the Company's option, in whole at any time or in part from time to time, on and after November 1, 2002, upon not less than 30 nor more than 60 days' notice, at certain specified redemption prices, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption. At any time, or from time to time, on or prior to November 1, 2000, the Company may, at its option, use the net cash proceeds of one or more Public Equity Offerings (as defined in the Indenture) to redeem the Notes at a redemption price equal to 110.375% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that at least 65% of the principal amount of Notes originally issued remains outstanding immediately after any such redemption. In order to effect the foregoing redemption with the proceeds of any Public Equity Offering, the Company shall make such redemption not more than 90 days after the consummation of any such Public Equity Offering. The Indenture provides that upon the occurrence of a Change of Control, each Holder will have the right to require that the Company purchase all or a portion of such Holder's Notes, at a purchase price equal to 101% of the principal amount thereof plus accrued interest to the date of purchase. The Indenture contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or repurchase capital stock; (ii) prepay, redeem or purchase debt; (iii) make investments, (iv) transact with affiliates, (v) incur additional indebtedness, (vi) restrict the ability of subsidiaries to declare dividends of make loans to the Company, (vii) amend or otherwise alter certain interests in T/SF Holdings, LLC, (viii) sell assets, (ix) permit restricted subsidiaries to issue preferred stock, (x) incur liens or (xi) alter business. The Indenture also contains certain customary affirmative covenants and events of default.

     The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under the Senior Credit Facility. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for the Company's working capital, capital expenditures and other needs. No assurance can be given, however, that this will be the case. As of March 31, 1998, the Company had $25.0 million of availability under the Senior Credit Facility. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. In addition, any future acquisitions by the Company would likely require additional financing.

     In the event of a Change of Control (as defined in the Indenture), the Company will be required to make an offer for cash to repurchase the Notes at 101% of the principal amount thereof, plus accrued and unpaid interest and Additional Interest (as defined in the Indenture), if any, thereon to the repurchase date. Certain events involving a Change of Control would result in an event of default under the Senior Credit Facility or other indebtedness of the Company that may be incurred in the future. Moreover, the exercise by the holders of the Notes of their right to require the Company to repurchase the Notes may cause an event of default under the Senior Credit Facility or such other indebtedness, even if the Change of Control does not. Finally, there can be no assurance that the Company will have the financial resources necessary to repurchase the Notes upon a Change of Control.

     Capital Expenditures. Management anticipates that capital expenditures in 1998 will be approximately $7.1 million. The primary capital expenditures will be for computers, software, furniture and office equipment and to acquire additional "reader boxes" at Galaxy. TISI continues to offer its customers in the trucking industry credits for providing employment information to be utilized in its database, which credits can be used against charges for future services from such division. All of the credits earned are considered capital expenditures for the acquisition of such data. Management anticipates positive cash flow from operations in 1998, even after the anticipated capital expenditures for 1998. Thus, with the Company's available cash reserves and cash flow, management does not anticipate a need for capital during 1998 except for possible, and as yet unidentified, acquisitions.


INFLATION

     Management anticipates the effect of inflation on the Company's operations during 1998 will be primarily limited to the effects which general inflation will have on costs in most areas in which the Company operates.

YEAR 2000 COMPLIANCE

         The Company is modifying its computer systems to be Year 2000 compliant. The Company does not expect that the cost of modifying such systems will be material. The Company believes it will achieve Year 2000 compliance in advance of the year 2000, and does not anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not have any information concerning the Year 2000 compliance status of its suppliers and customers.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. SFAS 130 was issued to address the concerns over the practice of reporting elements of comprehensive income directly in equity. SFAS 130 is effective for interim and annual periods beginning after December 15, 1997.

         The FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) in June 1997. SFAS 131 supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. SFAS 131 replaces the "industry segment" concept of Statement 14 with a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization. It focuses on financial information that an enterprise's decision makers use to make decisions about the enterprise's operating matters. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and is not anticipated to have a significant impact on the Company's segment reporting.

UNAUDITED SELECTED PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information of the Company (the "Pro Forma Financial Information") has been prepared to give effect to the Recapitalization. The pro forma adjustments presented are based upon available information and certain assumptions that management believes are reasonable under the circumstances. The Pro Forma Financial Information should be read in conjunction with "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of the Company and notes thereto all included elsewhere in this report. The Pro Forma Financial Information is provided for information purposes only and does not purport to be indicative of the Company's financial condition or results of operation that would have actually been obtained nor is it indicative of the Company's financial condition or results of operations for any future period.

     Pro forma EBITDA. Pro forma EBITDA includes adjustments to historical EBITDA which give effect to non-recurring transaction fees and expense and other acquisition considerations incurred in connection with the Recapitalization. A summary of these adjustments is included below:

                                                                     1997
                                                                     ----
                     HISTORICAL EBITDA                            $(6,516)

     (1)   Costs associated with stock options exercised
           as the result of the Recapitalization.                    9,947
     (2)   Severance, incentive and retention bonuses
           paid in connection with the Recapitalization.             5,540
     (3)   Tender offer costs.                                       3,941
     (4)   Legal, accounting, advisory and consulting
           fees related to the Recapitalization.                     1,612
     (5)   Valuation reserve and other adjustments.                    734
                                                                    ------
                                                                    21,774
                                                                    ------
                                          PRO FORMA EBITDA         $15,258
                                                                   =======

     Adjusted Pro forma EBITDA. Adjusted pro forma EBITDA includes other adjustments to eliminate the impact of certain non-recurring charges and reflects the estimated impact of new management's business and operating strategies. A summary of these adjustments is included below:

                                                                     1997
                                                                     ----
                                          PRO FORMA EBITDA        $15,258

     (1)   Elimination of losses incurred by two
           magazines expected to become profitable                    874
           following reorganization.
     (2)   Elimination of losses in TISI's NESS division
           abandoned by the Company in 1997.                          147
     (3)   Net reduction in personnel costs and other
           expenses associated with elimination of the                624
           Tulsa corporate office, partially offset by
           the additions of a corporate office in New
           York City.
     (4)   Non-recurring Transition consulting and other
           costs.                                                      435
                                                                    ------
                                                                     2,080
                                                                    ------
                                   ADJUSTED PRO FORMA EBITDA       $17,338
                                                                   =======


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14, Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In January 1998, the Company replaced Arthur Andersen LLP with KPMG Peat Marwick LLP as the independent public accountants for the Company. KPMG Peat Marwick LLP are the accountants for VS&A Fund II.

         Prior to engaging KPMG Peat Marwick LLP, the Company consulted with KPMG Peat Marwick LLP on the accounting treatment for the Recapitalization.

         There has not been in the last two years any adverse opinion, disclaimer of opinion or qualified or modified opinion on the Company's audited financial statements from Arthur Andersen LLP or any disagreement with Arthur Andersen LLP on any matter which, if not resolved, would have caused Arthur Andersen LLP to reference the subject matter of the disagreement in its report.

          The decision to change accountants was approved by the board of directors of the Company.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to the current Directors and executive officers of the Company and certain other key employees of the Company and its subsidiaries. All Directors of the Company hold office until the next Annual Meeting of Stockholders and until the election and qualification of their successors. Each individual listed below is a citizen of the United States, except for Ian L.M. Thomas who is a citizen of the United Kingdom.

                NAME                      AGE                        POSITION
                -----                     ---                        --------
John S. Suhler......................       54         Chairman of the Board and Director
Ian L. M. Thomas....................       60         President, Chief Executive Officer and Director
John J. Veronis.....................       70         Director
Jeffrey T. Stevenson................       37         Director
S. Gerard Benford...................       59         Director
Jeffrey Tannenbaum..................       35         Director
John Rolfe..........................       29         Director
Stefan M. Selig.....................       35         Director
Steven J. Hunt......................       53         Chief Financial Officer and Treasurer
Brian A. Meyer......................       37         General Counsel and Secretary
Richard A. Wimbish..................       55         President and Chief Operating Officer of TISI
Robert Frank........................       46         President and Chief Operating Officer of CORSEARCH
W. Michael Goodwin..................       47         President and Chief Executive Officer of Atwood and Galaxy

     John S. Suhler co-founded VS&A in 1981, VS&A Communications Partners I, L.P. ("VS&A Fund I") in 1987 and VS&A Fund II in 1994 with Mr. Veronis. Mr. Suhler currently is President and Co-Chief Executive of VS&A and is a Founding General Partner of VS&A Fund I. Prior to forming VS&A, Mr. Suhler was a Corporate Vice President of CBS and President of CBS Publishing Group.

     Ian L. M. Thomas was previously employed as a Managing Director at VS&A. Currently, Mr. Thomas' services are provided to the Company by VS&A, with whom Mr. Thomas has an employment arrangement, and the Company reimburses VS&A for such services at cost. Following such time as his U.S. Visa is transferred from VS&A to the Company, Mr. Thomas will enter into an employment agreement which will provide for his employment as President, Chief Executive Officer and a Director through October 2002. Prior to his employment at VS&A, Mr. Thomas completed a 24-year career at Reed Elsevier plc, where he served as Chairman and Chief Executive Officer of Reed Telepublishing Ltd. and as a member of the Board of Directors of both Reed Elsevier plc and Reed International plc.

     John J. Veronis co-founded VS&A in 1981, VS&A Fund I in 1987 and VS&A Fund II in 1994 with Mr. Suhler. Mr. Veronis currently is Chairman and Co-Chief Executive of VS&A and is a Founding General Partner of VS&A Fund I. Prior to forming VS&A, Mr. Veronis co-founded Psychology Today and its parent company, CRM; served as President of Curtis Magazines and Publisher of its Ladies Home Journal and was a general corporate executive at Interpublic Group of Companies.

     Jeffrey T. Stevenson has served as President and General Partner of VS&A Fund II since November 1994 and as President of VS&A Fund I since 1989. Mr. Stevenson joined VS&A in 1982 and prior to joining VS&A Fund I was Executive Vice President of VS&A in charge of corporate finance.

     S. Gerard Benford has served as Executive Vice President and General Partner of VS&A Fund II since November 1994 and as Executive Vice President of VS&A Fund I since 1990. Prior to 1990, Mr. Benford was a Corporate Vice President of Warner Communications Corporation and a principal at Arthur Young & Company.

     Jeffrey Tannenbaum founded Fir Tree Partners, a private investment firm, in January 1994. From 1988 through 1993, Mr. Tannenbaum was an investment professional at Kohlberg & Co., a corporate acquisition firm.

     John Rolfe joined Fir Tree in February 1997. Prior to joining Fir Tree, Mr. Rolfe was an investment banker with Donaldson, Lufkin & Jenrette specializing in media and communications.

     Stefan M. Selig has been a Managing Director in the Merger & Acquisition Department of UBS Securities since August 1994. Prior to joining UBS, Mr. Selig was an investment banker in the Mergers and Acquisitions Group at The First Boston Corporation.

     Steven J. Hunt was appointed Chief Financial Officer in November 1997. Prior to joining the Company, he was the founder of Value Growth Partners, International, a strategic and financial consulting firm, from 1995 to October 1997. Mr. Hunt previously served as Executive Vice President Business Development and Planning and Chief Financial Officer of Patrick Media Group, Inc., a subsidiary of GE Capital Corp. from 1991 to 1995.

     Brian A. Meyer was appointed General Counsel in November 1997. Prior to joining the Company, Mr. Meyer served as Senior Counsel at Revlon, Inc. from May 1993 to October 1997. From January 1990 to April 1993, he was an attorney at the law firm of Latham & Watkins.

     Richard A. Wimbish joined TISI, a wholly-owned subsidiary of the Company, as Controller in 1987 and became Executive Vice President in 1990. Mr. Wimbish was made President and Chief Operating Officer of TISI in 1991. Prior to joining TISI, Mr. Wimbish was Controller and Chief Financial Officer of Carlson Reserve Corporation from 1981 through 1986.

     Robert Frank founded CORSEARCH in 1983 and has been the President and Chief Operating Officer of such company on a full time basis since such time (CORSEARCH was acquired by the Company in August 1996).

     W. Michael Goodwin joined the Company in December 1996, as President and Chief Executive Officer of the predecessors of both Atwood and Galaxy. Prior to joining the Company, Mr. Goodwin was founder and President of Falcon Sports Group, Inc., a company which focused on developing and introducing new sports media properties. Prior to this, Mr. Goodwin was Executive Vice President and Chief Operating Officer of Professional Sports Publications, a publisher of sporting event game day magazines (1992-1995).

ITEM 11. EXECUTIVE COMPENSATION

     Set forth below is certain information with respect to the compensation of each of the five most highly compensated executive officers of the Company and its subsidiaries, based on salary and bonus earned during 1997, for services in all capacities to the Company and its subsidiaries during each of the Company's last three fiscal years.

                          SUMMARY COMPENSATION TABLE

                                                                         LONG TERM COMPENSATION
                                                                         ----------------------
                                                   ANNUAL
                                              COMPENSATION(1)               AWARDS      PAYOUTS
                                              ---------------               ------      --------
                                                                                        NUMBER OF
                                                                           RESTRICTED    SHARES
                                                                            STOCK       UNDERLYING    LTIP     ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR         SALARY     BONUS(2)       AWARD(S)     OPTIONS(3)  PAYOUTS  COMPENSATION(4)
---------------------------          ----         ------     --------       --------     ----------  -------  ---------------
Ian L.M. Thomas(6)                   1997        $38,836         --            --            --        --            --
President and Chief Executive        1996             --         --            --            --        --            --
Officer (from 10/9/97)               1995             --         --            --            --        --            --

Howard G. Barnett, Jr.(5)            1997       $220,534   $189,000            --            --        --        $5,700
Chairman, President and              1996        270,000    189,000            --        30,000        --         7,600
Chief Executive Officer (until       1995        210,904    175,000            --            --        --         5,575
10/9/97)

J. Gary Mourton                      1997        136,146    116,400            --            --        --         5,700
Senior Vice President &              1996        166,400    116,480            --        21,000        --         6,541
Chief Financial Officer              1995        157,410     63,000            --            --        --         5,047
(until 10/9/97)

Robert E. Craine, Jr.                1997        130,368    111,300            --            --        --         4,794
Executive Vice President             1996        159,000    111,300            --        21,000        --         6,418
(until 10/9/97)                      1995        150,000     55,000            --            --        --         5,154

Stuart P. Honeybone                  1997        135,000    107,800            --            --        --         5,901
Vice President (until 10/9/97)       1996        154,000    107,800            --        21,000        --         7,585
                                     1995        132,000     52,000            --        15,000        --         5,369

Mike Goodwin                         1997        165,000     33,333            --        20,000        --        24,088
President, Galaxy                    1996             --         --            --            --        --
                                     1995             --         --            --            --        --

(1) No cash compensation other than the annual amounts described was paid to any of the named executives attributable to the periods shown. Certain executives are also entitled to car allowances or are provided cars, and club dues were paid for certain executives. The value of such perquisites is not required to be disclosed because the aggregate amount of such compensation did not exceed the lesser of $50,000 or 10 percent of the total amount of annual salary and bonus for any named executive.

(2)  Includes bonuses earned for the year, even if paid in another year.

(3)  Consists solely of options to acquire shares of common stock.

(4) These amounts represent the total value of the Company's contributions made or accrued to the Company's 401(k) plan. All such persons are 100 percent vested in their accounts under the Company's plan. In the case of Mr. Goodwin, this represents relocation expenses paid in 1997.

(5) Mr. Barnett served as Chairman, President and Chief Executive Officer until October 9, 1997. The cash compensation shown for Howard G. Barnett, Jr. in the table does not include amounts paid to him as a director of Tribune/Swab-Fox in 1995.

(6) Mr. Thomas served as President and Chief Executive Officer from October 9, 1997. Mr. Thomas' services are provided to the Company by VS&A, with whom Mr. Thomas has an employment arrangement, and the Company reimburses VS&A for such services at cost.

     OPTIONS. Other than options to purchase 20,000 shares of common stock at an exercise price of $28.00 per share granted to Mr. Goodwin on January 16, 1997, the Company did not grant any options or stock appreciation rights during 1997. The Company never granted any stock appreciation rights. Following the consummation of the Tender Offer, the outstanding employee stock options to purchase common stock granted under the Company's 1994 Incentive Stock Plan (other than options to purchase 16,750 shares held by Richard Wimbish) and the Company's Incentive Stock Option Plan, which in the aggregate totaled options with respect to 343,750 shares of common stock, were repurchased by the Company and the holders received an amount equal to (i) the product of the number of shares of common stock issuable upon exercise of such options, multiplied by $40.25, less (ii) the exercise price of such options. The Company's Incentive Stock Plan was terminated following the closing of the Tender Offer; the Company's 1994 Incentive Stock Plan was not terminated because of the survival of certain options held by Mr. Wimbish issuable under such plan. The plan will survive solely with respect to such options. No further options are outstanding, or will be granted, under such plan.

     COMPENSATION OF DIRECTORS. Directors receive no additional compensation for service on the Board of Directors or any committee thereof. Directors are reimbursed by the Company for out-of-pocket expenses incurred by them in connection with their service on the Board of Directors and any committee thereof.

     EMPLOYMENT AGREEMENTS. The Company is subject to employment agreements with certain Directors, officers or key employees, as follows:

     Ian L.M. Thomas is President and Chief Executive Officer and a Director of the Company; currently his services are provided to the Company by VS&A, with whom Mr. Thomas has an employment arrangement, and the Company reimburses VS&A for such services at cost. Following such time as his U.S. Visa is transferred from VS&A to the Company, Mr. Thomas will enter into an employment agreement with the Company that will provide for his employment through October 2002 at a base salary of $175,000 per year, with annual increases based upon the Consumer Price Index, plus a bonus (of up to 100% of his base salary) based upon certain performance targets. Mr. Thomas also will participate in the Company's Chief Executive Officer Equity Appreciation Plan and Supplemental Chief Executive Officer Equity Appreciation Plan. See "--Phantom Stock Plans."

     Steven J. Hunt, hired by the Company in November 1997, is the Chief Financial Officer of the Company. Mr. Hunt is party to an employment agreement with the Company that provides for a five-year term at a base salary of $175,000 per year, with annual increases based upon the Consumer Price Index, plus a bonus (of up to 50% of his base salary) based upon certain performance targets. Mr. Hunt also will participate in the Company's Chief Financial Officer/General Counsel Equity Appreciation Plan. See "--Phantom Stock Plans."

     Brian A. Meyer, hired by the Company in November 1997, is the General Counsel of the Company. Mr. Meyer is party to an employment agreement with the Company that provides for a five-year term at a base salary of $160,000 per year, with annual increases based upon the Consumer Price Index, plus a bonus (of up to 50% of his base salary) based upon certain performance targets. Mr. Meyer also will participate in the Company's Chief Financial Officer/General Counsel Equity Appreciation Plan. See "--Phantom Stock Plans."

     W. Michael Goodwin was hired by the Company in December 1996, to serve as President and Chief Executive Officer of the predecessors of both Atwood and Galaxy. Mr. Goodwin previously was employed pursuant to an employment agreement which extended to December 31, 1997 at a base salary of $165,000 annually. The employment agreement provided for various incentives and bonus possibilities, with $20,000 of such bonus guaranteed. To induce Mr. Goodwin to relocate his family to Frederick, Maryland (Galaxy's location), Mr. Goodwin's employment agreement was amended, in August 1997, to provide for a severance arrangement which would pay him, if his employment is terminated other than "for cause," his base salary until the later of (i) 12 months after such termination or (ii) August 31, 1999. Pursuant to such Employment Agreement, Mr. Goodwin was granted on January 16, 1997 options for 20,000 shares of common stock at an exercise price of $28.00 per share, the closing price of the common stock on the American Stock Exchange on such date of grant. Upon consummation of the Tender Offer, the options were repurchased and Mr. Goodwin was paid $245,000. Mr. Goodwin entered into a new employment agreement as of January 1, 1998 which provides for his employment through December 31, 2000 as President and Chief Executive Officer of Galaxy Registration, LLC and an executive officer of Atwood Publishing, LLC at a base salary of $165,000 annually, with annual increases based upon the Consumer Price Index, and various incentives and bonus opportunities, including participation in the Company's Key Executive Equity Appreciation Plan.

     Richard A. Wimbish entered into an employment agreement with TISI, effective January 1, 1997, which, among other things, provided for a salary in 1997 of $165,000 and bonuses consistent with prior practices of TISI (reference is made to the above compensation table for information concerning Mr. Wimbish's historical bonus earnings). Upon consummation of the Tender Offer, Mr. Wimbish received a bonus of $535,000 and was paid $567,000 upon the repurchase of certain options. Mr. Wimbish continues to hold options granted under the Company's 1994 Incentive Stock Plan. 16,750 shares of common stock are issuable upon exercise of such options, 10,000 of which have an exercise price of $13.874 per share and 6,750 of which have an exercise price of $4.25 per share. The Company's 1994 Incentive Stock Plan, under which such options were granted, therefore will survive (solely with respect to such options). Mr. Wimbish entered into a new employment agreement with TISI as of January 1, 1998 which provides for his employment through December 31, 2000 as President and Chief Operating Officer of TISI at a base salary of $175,000 annually, with annual increases based upon the Consumer Price Index, and various incentives and bonus opportunities, including participation in the Company's Key Executive Equity Appreciation Plan.

     In connection with the acquisition of CORSEARCH in August 1996, CORSEARCH entered into an employment agreement with Mr. Frank employing him as its President through December 31, 1999. Mr. Frank was employed at a salary of $236,250 in 1997. Under his employment agreement, Mr. Frank was to receive bonuses based on the net income of CORSEARCH exceeding certain thresholds each year. Under the agreement by which CORSEARCH was acquired, in the years 2000 and 2001, Mr. Frank was to receive additional payments for his interest in CORSEARCH sold to the Company based on the earnings of CORSEARCH in 1997, 1998 and 1999. Mr. Frank and the Company recently have agreed to terms by which Mr. Frank will continue to serve in his current positions through May 1998, and thereafter serve as a consultant to CORSEARCH through 1999. The terms of such agreement provide that Mr. Frank will not receive any bonuses based on the net income of CORSEARCH or any additional payments for his interest in CORSEARCH sold to the Company based on the earnings of CORSEARCH. In connection with his employment, Mr. Frank was granted options for 15,000 shares of common stock at an exercise price of $20.00 per share and 15,000 options at an exercise price of $24.00 per share, both of which were greater than the closing price of the common stock on the AMEX on the date of such grant. Upon consummation of the Tender Offer, the options were repurchased and Mr. Frank was paid $547,500.

     In addition, in connection with the Recapitalization, the Company entered into consulting agreements on October 9, 1997 with Howard G. Barnett, Jr., J. Gary Mourton and Robert E. Craine, Jr. Mr. Barnett's agreement has a term of one year, extendable at the option of the Company for a second year; Mr. Mourton's agreement has a term of one year; and Mr. Craine's agreement has a term of 90 days. Each agreement pays the consultant compensation at a rate equal to his base salary from the Company at the time of the Stock Purchase, except that Mr. Mourton's compensation for the second six months of the year is at a rate equal to 50% of his current base salary.

     Messrs. Mourton, Craine and Stuart P. Honeybone also were parties to a special bonus plan pursuant to which, upon consummation of the Tender Offer, they shared, pro rata with their respective salaries, a bonus pool equal to $1,637,500. Messrs. Barnett, Mourton, Craine and Honeybone participated in a severance plan whereby each person will be paid one year's salary for every 10 years of service with the Company.

PHANTOM STOCK PLANS

     The Company has established a Key Executive Equity Appreciation Plan (the "Key Executive Phantom Stock Plan") for executives of the Company. Pursuant to the Key Executive Phantom Stock Plan, executives can be awarded Equity Appreciation Units ("Units") which constitute a "phantom" equity interest in any appreciation in the value of the equity of the Company above the $59.6 million originally invested by VS&A-T/SF and Fir Tree in the Company and Holdings LLC (the "Equity Appreciation"). The Units vest 20% per year over five years, provided that the executive remains an employee of the Company and the annual EBITDA budget for the Company is achieved (or, if not achieved, that 110% of the annual EBITDA budget for the next year is achieved). Messrs.

Wimbish and Goodwin were awarded Units equal to .3% and .2%, respectively, of the Equity Appreciation under the Key Executive Phantom Stock Plan.

     Ian L.M. Thomas, President and Chief Executive Officer of the Company, will be awarded Units equal to 2.5% of the Equity Appreciation under the Chief Executive Officer Equity Appreciation Plan, which Units vest 20% per year over five years, provided that Mr. Thomas remains an employee of the Company. Mr. Thomas also will be awarded Units equal to an additional 2.5% of the Equity Appreciation under the Supplemental Chief Executive Officer Equity Appreciation Plan, which Units vest 100% upon a Change of Control (as defined in the Supplemental Chief Executive Officer Equity Appreciation Plan), in the event that VS&A-T/SF has received an internal rate of return on its investment in the common stock of greater than 20% per annum.

     Mr. Hunt, Chief Financial Officer of the Company, and Mr. Meyer, General Counsel of the Company, were awarded Units equal to 1.5% and 1%, respectively, of the Equity Appreciation under the Chief Financial Officer/General Counsel Equity Appreciation Plan (together with the Key Executive Phantom Stock Plan, the Chief Executive Officer Equity Appreciation Plan and the Supplemental Chief Executive Officer Equity Appreciation Plan, the "Phantom Stock Plans"), which Units vest 20% per year over five years, provided, in each case, that such individual remains an employee of the Company.

     Upon termination of an executive's employment by the Company for any reason (other than Cause (as defined in the Key Executive Phantom Stock Plan) or voluntary termination by the executive), the executive is entitled to receive an amount equal to the value of his or her vested Units, payment of which can be deferred until a Change in Control (as defined in the Key Executive Phantom Stock Plan) of the Company. All Units awarded under the Chief Executive Officer Equity Appreciation Plan and the Chief Financial Officer/General Counsel Equity Appreciation Plan vest on a Change in Control (as defined in each plan), and the executive is entitled to receive an amount equal to the value of his or her Units (unless his or her employment terminated prior to the Change in Control).

     The maximum number of Units issuable under the Phantom Stock Plans would constitute approximately 10% of the common equity interests of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On March 31, 1998, following the consummation of the Recapitalization on February 27, 1998 and a 10-for-1 reverse stock split effected on March 30, 1998, VS&A-T/SF held 72,367 shares (or approximately 64.4%) and Fir Tree held 40,000 shares (or approximately 35.6%) of the common stock, constituting all of the outstanding common stock. Upon consummation of the Tender Offer, Stock Purchase and Option Repurchase, pending the Second Step Transaction on February 27, 1998, public shareholders held 101,969 shares of the common stock (or approximately 7%), and VS&A-T/SF's shares constituted approximately 60% and Fir Tree's shares constituted approximately 33% of the outstanding shares of the common stock. No directors or executive officers of the Company own any shares of the common stock. An affiliate of Ian L. M. Thomas, President and Chief Executive Officer of the Company, has invested $750,000 to purchase 1.95% of VS&A-T/SF.


NAME AND ADDRESS                            AMOUNT AND NATURE
OF BENEFICIAL OWNER                         BENEFICIAL OWNERSHIP                    PERCENT OF CLASS
-------------------                         --------------------                    ----------------
VS&A-T/SF, LLC                              72,367                                  64.40%
350 PARK AVENUE
NEW YORK, NEW YORK

FIR TREE VALUE FUND LP.                     1,628                                   1.45%
1211 AVENUE OF THE AMERICAS
NEW YORK, NEW YORK  10036




NAME AND ADDRESS                            AMOUNT AND NATURE
OF BENEFICIAL OWNER                         BENEFICIAL OWNERSHIP                    PERCENT OF CLASS
-------------------                         --------------------                    ----------------
FIR TREE INSTITUTIONAL VALUE FUND L.P.      3,831                                   3.41%
1211 AVENUE OF THE AMERICAS
NEW YORK, NEW YORK  10036

FIR TREE VALUE PARTNERS L.D.C.              34,541                                  30.74%
1211 AVENUE OF THE AMERICAS
NEW YORK, NEW YORK  10036



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS AGREEMENT

     VS&A-T/SF, Fir Tree (each, a "Stockholder") and the Company are parties to a Stockholders Agreement (the "Stockholders Agreement"), dated as of October 9, 1997, with respect to the management of the Company and their ownership of shares of the common stock.

     The Stockholders Agreement provides each Stockholder the right to "tag" along on any sale of shares by the other Stockholder, provides to VS&A-T/SF the right to "drag" along Fir Tree on any sale of all of the common stock and provides preemptive rights to each Stockholder.

     The Stockholders Agreement provides that VS&A-T/SF and Fir Tree will vote for a board consisting of a majority of members designated by VS&A-T/SF and a number of Fir Tree designees in proportion to Fir Tree's ownership of common stock. Accordingly, the board of directors of the Company consists of eight members, five designated by VS&A-T/SF and three designated by Fir Tree. See "Management."

     The Stockholders Agreement provides that certain actions require approval by a majority of the Fir Tree designees on the board, including an amendment of the Certificate of Incorporation or By-Laws, a transaction with VS&A-T/SF or an affiliate, certain borrowings or management equity plans pursuant to which management receives more than 10% of the common equity interests of the Company.

     At any time after October 9, 2002, Fir Tree has the right to force a sale of the Company or its assets and the Stockholders are required to sell their shares or vote in favor of a sale. If a definitive agreement for the sale of the Company is not executed within 18 months after the notice from Fir Tree, the Stockholders will vote their shares to elect a board consisting of a majority of members designated by Fir Tree.

     The Stockholders Agreement terminates in 10 years or upon an earlier underwritten initial public offering of common stock.

     Following the Recapitalization, VS&A was paid an investment banking fee of $1.5 million by the Company, which was shared with Fir Tree pro rata (based on the ratio in which VS&A-T/SF and Fir Tree own shares of the common stock).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) List of documents filed as part of this Report:

         (1)  Consolidated Financial Statements and Independent Auditors'
              Reports included herein:
                See Index on page F-1
         (2)  Financial Statement Schedule:
                  The Financial Statement Schedules are omitted as they are inapplicable or the required information is furnished in the Consolidated Financial Statements of the Company or the Notes thereto.
         (3) List of Exhibits:


EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------
    2.1 Stock Purchase Agreement, dated as of August 15, 1997, among VS&A Communications Partners II, L.P., VS&A-T/SF Inc. and T/SF Communications Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 dated February 10, 1998 (the "Registration Statement"))

    3.1*        Amended and Restated Certificate of Incorporation of the
                Company

    3.2 Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement)

    4.1 Indenture, dated as of October 29, 1997, by and among T/SF Communications Corporation, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement)

    4.1(a)      Form of Supplemental Indenture, by and among T/SF
                Communications Corporation, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.1(a) to the Registration Statement)

    4.2 Registration Rights Agreement, dated as of October 29, 1997, by and among T/SF Communications Corporation, the Guarantors named therein and First Union Capital Markets Corp. (incorporated herein by reference to Exhibit 4.1(a) to the Registration Statement)

    4.3         Form of Old Note (included in Indenture filed as Exhibit 4.1)

    4.4         Form of New Note (included in Indenture filed as Exhibit 4.1)

    10.1 Senior Subordinated Credit Agreement, dated as of October 9, 1997, among T/SF Communications Corporation, the Guarantors named therein and First Union Corporation (as Lender and Agent) (incorporated herein by reference to Exhibit 10.1 to the Registration Statement)

    10.2 Credit Agreement, dated as of October 9, 1997, among T/SF Communications Corporation and First Union Corporation (as Lender and Agent) (incorporated herein by reference to Exhibit
                10.2 to the Registration Statement)

    10.3 Security Agreement, dated as of October 9, 1997, among T/SF Communications Corporation, the Guarantors (as defined therein) and First Union National Bank (incorporated herein by reference to Exhibit 10.3 to the Registration Statement)

    10.4 Stock Pledge Agreement, dated as of October 9, 1997, made by VS&A-T/SF, Inc. and Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., and Fir Tree Value Partners, LDC, in favor of First Union National Bank (incorporated herein by reference to Exhibit 10.4 to the Registration Statement)

    10.5 Stock Pledge Agreement, dated as of October 9, 1997, made by T/SF Communications Corporation in favor of First Union National Bank (incorporated herein by reference to Exhibit
                10.5 to the Registration Statement)

    10.6 Stock Pledge Agreement, dated as of October 9, 1997, made by T/SF Holdings, LLC, in favor of First Union National Bank (incorporated herein by reference to Exhibit 10.6 to the Registration Statement)

    10.7 Stock Pledge Agreement, dated as of October 9, 1997, made by Atwood Convention Publishing, Inc., Galaxy Registration, Inc., G.E.M. Communications, Inc., Transportation Information Services, Inc., T/SF Investment Co. and T/SF of Nevada, Inc., in favor of First Union National Bank (incorporated herein by reference to Exhibit 10.7 to the Registration Statement)

    10.8 Employment Agreement by and between Richard A. Wimbish and Transportation Information Services, Inc., dated as of January 1, 1998 (incorporated herein by reference to Exhibit 10.8 to the Registration Statement)

    10.9 Form of Employment Agreement by and between Ian L.M. Thomas and T/SF Communications Corporation (incorporated herein by reference to Exhibit 10.9 to the Registration Statement)

    10.9(a) Letter Agreement, dated October 9, 1997, by and between VS&A Communications Partners, II, L.P., Veronis, Suhler & Associates, Inc. and Ian L.M. Thomas (incorporated herein by reference to Exhibit 10.9(a) to the Registration Statement)

    10.10 Employment Agreement by and between Steven J. Hunt and T/SF Communications Corporation, dated as of November 10, 1997 (incorporated herein by reference to Exhibit 10.10 to the Registration Statement)

    10.11 Employment Agreement by and between Brian A. Meyer and T/SF Communications Corporation, dated as of November 10, 1997 (incorporated herein by reference to Exhibit 10.11 to the Registration Statement)

    10.12 Employment Agreement by and between Michael Goodwin and Galaxy Registration, LLC, dated as of January 1, 1998 (incorporated herein by reference to Exhibit 10.12 to the Registration Statement)

    10.13 Employment Agreement, dated August 15, 1996, by and between CORSEARCH, Inc. and Robert Frank (incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, dated August 30, 1996, with respect to events occurring on August 15, 1996, amended October 29, 1996 (the "Form 8-K")

    10.14 T/SF Communications Corporation Chief Executive Officer Equity Appreciation Plan (incorporated herein by reference to Exhibit
                10.14 to the Registration Statement)

    10.15 T/SF Communications Corporation Supplemental Chief Executive Officer Equity Appreciation Plan (incorporated herein by reference to Exhibit 10.15 to the Registration Statement)

    10.16       T/SF Communications Corporation Chief Financial
                Officer/General Counsel Equity Appreciation Plan (incorporated herein by reference to Exhibit 10.16 to the Registration Statement)

    10.17 T/SF Communications Corporation Key Executive Equity Appreciation Plan (incorporated herein by reference to Exhibit
                10.17 to the Registration Statement)

    10.18 Stockholders' Agreement, dated as of October 9, 1997, among T/SF Communications Corporation, VS&A-T/SF, L.L.C. and Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P. and Fir Tree Value Partners, LDC (incorporated herein by reference to Exhibit 10.18 to the Registration Statement)

    10.19 Consulting Agreement by and between Howard G. Barnett, Jr. and T/SF Communications Corporation, dated October 9, 1997 (incorporated herein by reference to Exhibit 10.19 to the Registration Statement)

    10.20 Consulting Agreement by and between Robert F. Craine, Jr. and T/SF Communications Corporation, dated October 9, 1997 (incorporated herein by reference to Exhibit 10.20 to the Registration Statement)

    10.21 Consulting Agreement by and between J. Gary Mourton and T/SF Communications Corporation, dated October 9, 1997
                (incorporated herein by reference to Exhibit 10.21 to the Registration Statement)

    10.22 T/SF Communications Corporation 1991 Incentive Stock Plan (incorporated herein by reference to Exhibit A to the Registrant's Proxy Statement for Annual Meeting of Stockholders dated May 23, 1994)

    10.23 Settlement Agreement, dated and effective as of December 12, 1995, by and between T/SF Communications Corporation and Robert J. Swab (incorporated herein by reference to Exhibit
                10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995)

    10.24 Operating Agreement for 1995 Land Company, L.L.C., dated December 20, 1994, by and between John C. Bumgarner, Jr. and Tribune/Swab-Fox (incorporated herein by reference to Exhibit
                10.20 of Tribune/Swab-Fox's Annual Report on Form 10-K for the year ended December 31, 1994)

    10.25 Stock Purchase Agreement, dated as of August 15, 1996, by and among T/SF Investment Co. and the shareholders of CORSEARCH, Inc. (incorporated herein by reference to Exhibit 2.1 to the Form 8-K)

    10.26 T/SF Communications Corporation and T/SF Holdings, LLC Key Employee Bonus Plan (incorporated herein by reference to Exhibit 10.29 to the Registration Statement)

    10.27* Voting Agreement dated as of February 6, 1998 among the Company and certain subsidiaries

    12*         Statement re: computation of ratios

    16*         Letter re change in certifying accountant

    21*         Subsidiaries of the Company

    23.1*       Consent of Arthur Andersen, LLP

    27*         Financial Data Schedule


---------------
  * Filed herewith.


(b)      Reports on Form 8-K

         The Registrant filed no reports on Form 8-K during the fiscal year ended December 31, 1997.

                         INDEX TO FINANCIAL STATEMENTS
               T/SF COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                                                                        PAGE
                                                                                        ----
Reports of independent public accountants                                                F-2

Consolidated balance sheets as of December 31, 1997 and 1996                             F-4

Consolidated statements of operations for the years ended
     December 31, 1997, 1996 and 1995                                                    F-6

Consolidated statements of changes in stockholders' equity for the years ended
     December 31, 1997, 1996 and 1995                                                    F-7

Consolidated statements of cash flows for the years ended
     December 31, 1997, 1996 and 1995                                                    F-8

Notes to consolidated financial statements                                               F-9

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
T/SF Communications Corporation:


We have audited the accompanying consolidated balance sheet of T/SF Communications Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T/SF Communications Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                           KPMG Peat Marwick LLP

Tulsa, Oklahoma
March 6, 1998

         REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of T/SF Communications Corporation:


We have audited the accompanying consolidated balance sheet of T/SF Communications Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T/SF Communications Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                         ARTHUR ANDERSEN LLP

Tulsa, Oklahoma
February 21, 1997

                        T/SF COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                          DECEMBER 31, 1997 AND 1996



                   ASSETS                                                         1997                1996
                   ------                                                         ----                ----
Current assets:
    Cash and cash equivalents                                                  $  10,564               2,257
    Accounts receivable, less reserve for doubtful accounts
        of $595 in 1997 and $412 in 1996                                          11,018              10,194
    Inventories                                                                      329                 193
    Deferred tax assets                                                            1,520                 896
    Notes receivable and other current assets                                      1,345               2,604
    Refundable income taxes                                                        3,166               2,102
                                                                                 -------             -------

          Total current assets                                                    27,942              18,246
                                                                                  ------              ------

Notes receivable and investments                                                   1,769               2,520
                                                                                 -------             -------

Property, plant and equipment, at cost:
    Exposition equipment                                                           4,083               3,107
    Data processing and office furniture and equipment                            12,880               8,635
                                                                                  ------             -------
                                                                                  16,963              11,742
    Less accumulated depreciation                                                  9,910               7,182
                                                                                 -------             -------
          Property, plant and equipment, net                                       7,053               4,560
                                                                                 -------             -------

Deferred tax assets                                                                1,150                 578
Intangibles and other assets, net                                                 33,052              30,078
                                                                                  ------              ------

                                                                               $  70,966              55,982
                                                                                  ======              ======



See accompanying notes to consolidated financial statements.


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               1997                 1996
     ----------------------------------------------                               ----                 ----
Current liabilities:
    Notes payable                                                             $     -                     500
    Accounts payable                                                                4,505               3,496
    Accrued liabilities                                                             9,261               5,028
    Deferred revenue                                                                2,843               2,343
    Current portion of long-term debt                                               1,232               1,133
                                                                                ---------             -------

         Total current liabilities                                                 17,841              12,500
                                                                                 --------              ------

Long-term debt                                                                    102,302               2,363
Other liabilities                                                                   1,425               2,933

Stockholders' equity (deficit):
    Preferred stock, $10 par value, 1,000 shares authorized                         -                   -
    Common stock, $.10 par value, 10,000
        shares authorized                                                             419                 332
    Additional paid-in capital                                                     47,820              13,754
    Retained earnings                                                              11,528              24,100
                                                                                 --------              ------
                                                                                   59,767              38,186
    Treasury stock                                                               (110,369)              -
                                                                                  -------              ------

         Total stockholders' equity (deficit)                                     (50,602)             38,186
                                                                                 --------              ------

                                                                              $    70,966              55,982
                                                                                 ========              ======


                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                         1997             1996          1995
                                                         ----             ----          ----
Revenues:
    Operating revenues                                  $ 79,700         66,816         59,805
    Interest and other income                              1,577          1,478          1,039
    Gain (loss) on sale of assets, net                      (210)           348         11,234
                                                        --------       --------       --------
         Total revenues                                   81,067         68,642         72,078
                                                        --------       --------       --------

Costs and expenses:
    Operating costs                                       47,859         40,314         39,665
    General and administrative                            17,950         15,207         11,841
    Recapitalization and reorganizational expenses        21,774              -              -
    Interest                                               3,696            581            859
    Depreciation and amortization                          4,996          4,018          3,601
                                                        --------       --------       --------
                                                          96,275         60,120         55,966
                                                        --------       --------       --------

Income (loss) before income taxes                        (15,208)         8,522         16,112
Income tax (expense) benefit                               2,636         (3,101)           (58)
Minority interest in consolidated subsidiaries                 -              -           (266)
                                                        --------       --------       --------

         Income (loss) from continuing operations        (12,572)         5,421         15,788
Discontinued operations, net                                   -              -             37
                                                        --------       --------       --------

         Net income (loss)                              $(12,572)         5,421         15,825
                                                        ========       ========       ========




See accompanying notes to consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                (IN THOUSANDS)

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                           1997             1996             1995
                                                           ----             ----             ----
Common stock:
    Balance at beginning of year                         $     332             332             342
    Conversion of Class B common stock                           -               -              46
    Issuance of common stock                                    92               1               -
    Retirement of common stock                                  (5)             (1)           (165)
    Retirement of stock held by subsidiary                       -               -              (9)
    Acquisition of minority interest through merger              -               -             109
    Reclassification of common stock subject to put              -               -               9
                                                         ---------       ---------       ---------
    Balance at end of year                                     419             332             332
                                                         ---------       ---------       ---------

Additional paid-in capital:
    Balance at beginning of year                            13,754          13,475          20,128
    Issuance of common stock                                35,350             111              43
    Retirement of common stock                              (1,372)           (196)        (13,342)
    Retirement of stock held by subsidiary                       -               -            (556)
    Acquisition of minority interest through merger              -               -           6,686
    Compensation recognized on stock options,
        net of tax benefit                                      88             364               -
    Reclassification of common stock subject to put              -               -             516
                                                         ---------       ---------       ---------
    Balance at end of year                                  47,820          13,754          13,475
                                                         ---------       ---------       ---------

Retained earnings:
    Balance at beginning of year                            24,100          18,679           3,904
    Net income (loss)                                      (12,572)          5,421          15,825
    Cash dividends paid                                          -               -          (1,050)
                                                         ---------       ---------       ---------
                                                            11,528          24,100          18,679
                                                         ---------       ---------       ---------

Treasury stock (2,742 shares)                             (110,369)              -               -
                                                         ---------       ---------       ---------

Total stockholders equity (deficit)                      $ (50,602)         38,186          32,486
                                                         =========       =========       =========

Common shares:
    Beginning balance                                        3,318           3,318           3,424
    Conversion of Class B common stock                           -               -             464
    Retirement of common stock                                 (50)             (1)         (1,654)
    Retirement of stock held by subsidiary                       -               -             (95)
    Issuance of common stock                                   923               1               4
    Acquisition of minority interest through merger              -               -           1,087
    Reclassification of common stock subject to put              -               -              88
                                                         ---------       ---------       ---------
    Balance at end of year                                   4,191           3,318           3,318
                                                         =========       =========       =========



See accompanying notes to consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                   1997           1996           1995
                                                                   ----           ----           ----
Cash flows from operating activities:
    Net income (loss)                                            $(12,572)         5,421         15,825
                                                                 --------       --------       --------

    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
         Depreciation and amortization                              4,996          4,018          3,601
         Undistributed earnings of
             unconsolidated subsidiary                               (156)             -              -
         Accretion of interest expense                                  -            282            133
         Gain (loss) on sale of assets                                201           (348)       (11,234)
         Reserves provided on investments                             444            425              8
         Compensation recognized on stock options,
             net of tax benefit                                        88            364              -
         Deferred income taxes                                     (1,196)           309           (641)
         Changes in assets and liabilities:
           Accounts receivable and refundable
               income taxes                                        (1,663)          (483)        (3,686)
           Inventories                                                (34)           (12)           187
           Current contract receivable and other
              current assets                                        1,208            390           (816)
           Intangibles and other assets                              (993)          (160)          (282)
           Accounts payable and accrued liabilities                 4,839         (1,389)        (1,006)
           Deferred revenue                                           394           (912)           383
           Minority interests                                           -              -            266
                                                                 --------       --------       --------

                Total adjustments                                   8,128          2,484        (13,087)
                                                                 --------       --------       --------

        Net cash provided by (used in) operating activities        (4,444)         7,905          2,738
                                                                 --------       --------       --------

Cash flows from investing activities:
    Net sales (purchases) of short-term investments                     -          1,000          1,000
    Collections on contract and notes receivable                      345          1,372          6,538
    Investments, net of distributions                                 100           (212)          (315)
    Capital expenditures                                           (5,541)        (2,641)        (2,589)
    Proceeds from the sale of assets                                   35            772         18,816
    Payments for acquisition, net of cash acquired                   (813)       (15,691)             -
    Payments on deferred contract liabilities                        (638)          (685)          (616)
                                                                 --------       --------       --------

        Net cash provided by (used in) investing
            activities                                             (6,512)       (16,085)        22,834
                                                                 --------       --------       --------

                                                                                              Continued



See accompanying notes to consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                                (IN THOUSANDS)

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                        1997            1996            1995
                                                                        ----            ----            ----
Cash flows from financing activities:
    Borrowing under long-term debt                                   $ 100,000               -               -
    Principal payments of long-term debt                                (1,493)         (3,361)         (2,477)
    Borrowings under bank lines-of-credit                               93,618           3,500           2,900
    Payments under bank lines-of-credit                                (93,000)         (3,000)         (2,900)
    Debt financing costs                                                (3,558)              -               -
    Issuance of common stock                                            35,442             111              43
    Repurchase of common stock                                        (111,746)           (196)        (13,290)
    Dividends paid                                                           -               -          (1,050)
                                                                     ---------       ---------       ---------
        Net cash provided by (used in) financing activities             19,263          (2,946)        (16,774)
                                                                     ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents                     8,307         (11,126)          8,798

Cash and cash equivalents at beginning of year                           2,257          13,383           4,585
                                                                     ---------       ---------       ---------

Cash and cash equivalents at end of year                             $  10,564           2,257          13,383
                                                                     =========       =========       =========

Supplemental disclosures of cash flow information:
    Cash paid (received) for:
        Interest                                                     $   1,693             294             642
        Income taxes                                                 $  (1,209)          3,845           3,168
    Cash paid for acquisitions:
        Accounts receivable                                               (225)              -               -
        Investments                                                       (102)              -               -
        Prepaid and other assets                                        (1,272)              -               -
        Property, plant and equipment                                     (239)              -               -
        Accounts payable and accrued liabilities                           548               -               -
        Deferred revenue                                                   106               -               -
        Long-term debt                                                     371               -               -
                                                                     ---------       ---------       ---------
                                                                     $    (813)              -               -
                                                                     =========       =========       =========
    Non-cash transaction
        Reduction of minimum contingent consideration
            (included in deferred contract liabilities) against
            goodwill due to partial termination of agreement         $     972               -               -
                                                                     =========       =========       =========


See accompanying notes to consolidated financial statements.

                        T/SF COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996 AND 1995



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BUSINESS

       T/SF Communications Corporation and subsidiaries (collectively, the "Company", unless the context indicates otherwise) is a diversified business media company which principally operates two lines of business: 1) business and professional information services ("Information Services") and 2) business to business communications, publishing and related services ("Business to Business Communications"). Business to Business Communications is conducted through several subsidiaries whose specialized services include: 1) providing media services to the gaming industry with trade magazines, newsletters, conferences and a trade show; 2) providing exposition services, primarily registration and lead management and 3) publication services, primarily convention/trade show newspapers and directories. Information Services includes: 1) pre-employment screening information, primarily for the insurance and trucking industries, and 2) trademark/tradename research to law firms and corporations.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

       INVENTORIES

       Inventories are recorded at the lower of cost or market determined on first-in, first-out and average cost methods.

       DEPRECIATION

       Depreciation of property, plant and equipment is provided using the straight-line method based on estimated useful lives of 3 years for exposition equipment and ranging from 3 to 25 years for data processing and office furniture and equipment.

       INTANGIBLES AND OTHER ASSETS

       Intangibles and other assets include mainly goodwill related to acquisitions and credits granted for truck driver employment information files. These assets consist of the following:

                                                    Amortization             December 31,
                                                       Period             1997           1996
                                                       ------             ----           ----
                                                                             (In thousands)
          Goodwill                                  20-30 years         $ 31,224         30,857
          Employment information costs                4 years              3,435          2,724
          Debt financing costs and other              Various              5,899          2,046
                                                                         -------        -------
                                                                          40,558         35,627

          Accumulated amortization                                        (7,506)        (5,549)
                                                                         -------         ------
                                                                        $ 33,052         30,078
                                                                          ======         ======

       It is the Company's policy to recognize an impairment of the carrying value of goodwill when management's best estimate of undiscounted future cash flows over the remaining amortization period is less than the carrying amount.

       REVENUE RECOGNITION

       Information Services revenues are recognized when the research is completed and reports are transmitted to the client. The cost of charges from state motor vehicle record departments or other agencies which are incurred by the Company as an agent for its customers are netted against revenue. As provided in the agreements with customers, the Company charges a fee for its service and is also reimbursed for direct charges.

       Exposition services revenues are recognized when the services are provided.

       Advertising revenues from publishing are recognized when each publication is published and distributed. Subscription revenue is recognized ratably over the subscription period.

       INCOME TAXES

       Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

       INVESTMENTS

       Investments in the common stock of an affiliate in which the Company owns a 49% interest is accounted for by the equity method. The excess of cost of the investment over the Company's share of its net assets at the acquisition date is being amortized straight line over 20 years.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, trade accounts receivable and trade accounts payable approximates the fair value because of the short maturity of those instruments. The carrying amounts of notes payable (see Note 5) approximates the fair value due to these debt instruments having variable interest rates similar to those that are currently available to the Company. The fair value of the Senior Subordinated Notes (see
       Note 5) at December 31, 1997, based on the currently offered market price, approximates its carrying value.

       RECLASSIFICATIONS

       Certain 1996 and 1995 account balances have been reclassified to conform to the 1997 consolidated financial statement presentation.

2.     RECAPITALIZATION

       During 1997, the Company adopted a two phased leverage recapitalization plan of the Company's ownership and capital structure. Phase I included a tender offer for substantially all of the Company's outstanding common stock (the "Tender Offer"); selling newly-issued common stock to a new investor, VS&A-T/SF, L.L.C. (the "Stock Purchase"); and repurchasing substantially all of the outstanding stock options under the Incentive Stock Option Plan and the 1994 Incentive Stock Plan (the "Option Repurchase"). Phase II, completed subsequent to December 31, 1997, includes a reverse stock split to eliminate all shares of the Company's common stock other than those owned by the Equity Investors (as defined below) and restructuring of the Company and its subsidiaries. Upon completion of Phase II in early 1998, (see note 11-Subsequent Event) VS&A-T/SF and entities controlled by Fir Tree Partners, an existing stockholder, (together referred to as the Equity Investors) will own 64% and 36% of the Company's common stock, respectively.

       The Tender Offer was consummated on October 9, 1997 for 2,742,092 shares of common stock at $40.25 per share in cash or approximately $110.4 million. These shares are held in treasury at December 31, 1997. Excluding shares owned by the Equity Investors, an aggregate of 101,969 shares remain outstanding. The Stock Purchase between the Company and VS&A-T/SF, was consummated simultaneously with the Tender Offer whereby the Company sold 881,988 shares of newly-issued common stock at $40.25 per share or approximately $35.5 million.

       In connection with the Tender Offer and Stock Purchase, holders of stock options under the Company's two incentive stock option plans became fully vested in all previously issued options and received an amount equal to 1) the product of the number of shares of common stock issued upon exercise of such options, multiplied by $40.25, less 2) the exercise price of such options. The total cost of repurchasing these options was approximately $10.2 million and has been included in Recapitalization expense in the accompanying consolidated statement of operations. The Incentive Stock Plan was terminated upon repurchase of all of the outstanding options. The 1994 Incentive Stock Plan survives solely with respect to options held by one individual currently employed by the Company to purchase 16,750 shares. No further options are outstanding, or will be granted under this plan.

       The Company borrowed $13 million and $80 million under a Senior Credit Facility and a Bridge Facility, respectively, to finance the tender offer and Option Repurchase. In October 1997, the Company issued $100 million in 10 3/8% Senior Subordinated Notes (the "Subordinated Notes") the proceeds from which were used to repay amounts owed under the Senior Credit Facility and the Bridge Facility.

       Total Recapitalization and Reorganization costs incurred in connection with Phase I are summarized below. Unpaid recapitalization and reorganization costs were approximately $1.5 million at December 31, 1997.

                                                                (Thousands)
         Cost associated with stock option repurchase            $    9,947
         Tender offer - advisory and consulting fees                  3,941
         Severance, incentive and retention bonuses                   5,540
         Legal, accounting and other professional fees                1,612
         Other                                                          734
                                                                  ---------
                                                                  $  21,774
                                                                  =========

3.     ACQUISITIONS AND DISPOSITIONS OF ASSETS

       On August 15, 1996, the Company acquired all of the issued and outstanding capital stock of CORSEARCH, a leading provider of trademark and tradename research and information services, using both proprietary and public databases. The Company paid $14,400,000 in cash, $900,000 in notes and assumed approximately $1,300,000 in additional non-operating liabilities. In addition, the Company agreed to pay additional consideration in 2000 and 2001 to the two senior managers/stockholders of CORSEARCH predicated upon CORSEARCH achieving certain pre-tax income levels in the years 1997, 1998 and 1999. At the date of acquisition, the additional consideration expected to be paid in 2000 and 2001 was $1,500,000 and was discounted at a rate of 8 1/2% and recorded in other liabilities. Subsequent to 1997, one of the senior managers of CORSEARCH terminated his service with the Company and thus waived his rights to any additional consideration under the purchase agreement. Accordingly, a portion of the contingent consideration discussed above was eliminated against goodwill. Costs in excess of assets acquired were approximately $16,750,000 and are recorded in "Intangible and other assets".

       In 1994, the Company's Board of Directors authorized the sale of three of the Company's trade journals. An Asset Purchase Agreement was signed June 16, 1995, and the sale of these trade journals was closed on August 2, 1995, for $21,000,000 cash. The "Gain on sale of assets" in 1995 in the consolidated statement of operations includes the $11,739,000 pre-tax gain from this transaction.

4.     INVESTMENTS

       Prior to 1995, the Company approved a plan to dispose of its remaining real estate operations. As a result, the real estate business was reclassified as discontinued operations and the sale of a portion of these discontinued assets in 1995 resulted in a nominal net gain. The Company retains a 49.99% interest in 1995 Land Company LLC, an Oklahoma limited liability company.

       In March, 1995, the Company entered into an Acquisition Agreement with Midwest Energy Companies, Inc. ("MECI"), which is indirectly controlled by an ex-director of the Company. Under the agreement approximately 900 acres of raw land, with a book value of $1,650,000 at December 31, 1994, was exchanged for 7,422,773 shares of MECI common stock.

       The Company periodically reviews the market value for each investment resulting in a write-down of approximately $444,000 in 1997. Cumulative write-downs since 1994 have been $1.5 million.

5.     LONG-TERM DEBT AND NOTE PAYABLE

       Long-term debt outstanding consists of the following:

                                                                                             DECEMBER 31,
                                                                                        1997              1996
                                                                                        ----              ----
                                                                                            (In thousands)
           10 3/8% Senior Subordinated Notes,  interest payable  semi-annually
           with principal due at maturity in 2007 (A).                                $ 100,000                 -

           Note payable under a purchase agreement, discounted at 8.5% annual payments per agreement with final payment in April, 2000.
                                                                                          1,219             1,859

           Promissory notes, unsecured, payable semi-annually, plus interest, through August 15, 1999, interest rate adjusts one percent below the base rate of Citibank, N.A. (8.5% at December 31, 1997).
                                                                                            600               900





       Long-term debt, continued:
                                                                                               DECEMBER 31,
                                                                                        1997              1996
                                                                                        ----              ----
                                                                                            (In thousands)
           Promissory notes, unsecured, payable quarterly, plus interest, through December 2000, interest rate adjusts semi-annually to the base rate of Chase Manhattan Bank (8.5% at December 31, 1997).
                                                                                            249               332

           7.5% Promissory notes, unsecured, annual payments of $155,000, plus interest, with final payments in August, 1998, and March,
           1999.                                                                            175               330

           Capital lease  obligation,  monthly  payments of $38,000  including
           interest through June, 2000                                                    1,091                 -

           Other                                                                            200                75
                                                                                     ----------           -------

                                                                                      $ 103,534             3,496
           Less portion due within one year                                              (1,232)           (1,133)
                                                                                      ---------             -----
                                                                                      $ 102,302             2,363
                                                                                        =======             =====


       Installments due on long-term debt during each of the five years subsequent to December 31, 1997, are as follows:

                                                            (In thousands)

                    1998                                    $     1,232
                    1999                                          1,344
                    2000                                            933
                    2001                                             25
                    2002 and thereafter                         100,000
                                                                -------
                                                              $ 103,534
                                                                =======

       (A) On October 24, 1997, the Company issued $100 million of 10-3/8% senior subordinated notes due 2007. The notes are general unsecured obligations of the Company subordinated in right of payment to all existing and future senior debt. The proceeds of the offering were used to repay borrowing under the Senior Credit Facility and Bridge Financing Facility incurred in connection with the Recapitalization transaction. The notes contain restricted covenants which include, but are not limited to: 1) incurring additional indebtedness; (2) paying dividends;
              (3) selling assets; and (4) making certain investments. The Notes may be redeemed in whole or in part by the Company on or after November 1, 2002. Prior to that time, only $35 million can be redeemed at 110.375% of the principal amount.

       NOTES PAYABLE

       The Company has a Senior Credit Facility ("the Senior Facility") with a bank which provides for maximum borrowings of $25 million. Borrowings are secured by a first priority lien on substantially all assets and properties of the Company and its subsidiaries owned now or acquired in the future. Interest is computed upon either the LIBOR plus the applicable borrowing margin (based on the achievement of total leverage ratio) from 1.75% to 2.75% or a base rate indexed to the prime rate plus the applicable borrowing margin of 0.5% to 1.5%. An annual commitment fee of 0.5% is charged on the unused portion of the Senior Facility. The Senior Facility contains covenants similar to the Subordinated Notes as well as financial covenants with respect to: 1) a maximum leverage ratio; 2) a maximum senior leverage ratio; 3) a minimum interest coverage ratio; and 4) a minimum fixed charge coverage ratio. The Senior Credit Facility continues through September 2004.

       At December 31, 1996, the Company had a revolving credit arrangement with a bank which allowed the Company to borrow up to $16,000,000. A balance of $500,000 was outstanding under this arrangement at December 31, 1996. This credit arrangement was repaid and canceled in 1997.

6.     INCOME TAXES

       The provision for income tax expense (benefit) is comprised of the following:

                                    Year Ended December 31,
                                 1997          1996           1995
                                 ----          ----           ----
                                         (In thousands)
               Current:
                  Federal      $(1,824)        2,487          (679)
                  State            384           305         1,378
                               -------       -------       -------
                                (1,440)        2,792           699
                               -------       -------       -------

               Deferred:
                  Federal       (1,178)          266          (521)
                  State            (18)           43          (120)
                               -------       -------       -------
                                (1,196)          309          (641)
                               -------       -------       -------

                               $(2,636)        3,101            58
                               =======       =======       =======

       The reconciliation of income tax computed at the federal statutory rate (34%) to income tax expense is as follows:

                                                                        Year Ended December 31,
                                                                   1997           1996            1995
                                                                   ----           ----            ----
                                                                            (In thousands)
       Income tax provision at statutory rates                    $(5,171)        2,897         5,478
       Amortization of acquired assets not deductible for
           income tax purposes                                        395           262           193
       Utilization of losses previously subject to valuation
           allowance                                                    -             -        (3,570)
       Excess of tax basis of assets sold over book basis,
           not previously tax effected                                  -             -        (1,591)
       State income taxes                                             253           232          (428)
       Increase (reduction) in previously provided taxes
           related to settlement of tax examinations                  344          (300)            -
       Non-deductible recapitalization expenses                     1,680             -             -
       Other                                                         (137)           10           (24)
                                                                  -------       -------       -------

                                                                  $(2,636)        3,101            58
                                                                  =======       =======       =======

       Significant components of deferred tax assets and liabilities are as follows:

                                                                          December 31,
                                                                      1997           1996
                                                                      ----           ----
                                                                          (In thousands)
       Deferred tax assets:
          Income recognized in different accounting period for
              income tax purposes                                   $   182           236
          Deferred severance benefits payable                           517           686
          Reserves on assets                                            497           343
          Accrued expenses deductible when paid                         776           606
          Net operating loss carryforwards                            2,806             -
          Fixed asset basis differences                                 175           100
                                                                    -------       -------
                                                                      4,953         1,971

          Less valuation allowance                                   (1,786)            -
                                                                    -------       -------
                                                                      3,167         1,971

       Deferred tax liabilities:
          Other asset basis difference                                 (497)         (497)
                                                                    -------       -------

       Net deferred tax assets                                      $ 2,670         1,474
                                                                    =======       =======

       At December 3, 1997, the Company had available net operating loss (NOL) carryforwards for regular federal tax purposes of approximately $3 million which will expire in 2012. The Company also has state NOL's available of approximately $31 million which expire at various dates beginning in 2009 through 2012. The state NOL's were generated in prior years, however, due to the nature of these losses their existence was substantially in doubt pending the resolution of a revenue agents examination. The examination was resolved in the Company's favor during 1997.

       A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. The Company has historically been profitable however expenses incurred in the current year related to the Recapitalization transaction resulted in a net loss. Management believes that such expenses are non-recurring. The ability to utilize the state NOL's is further dependent on tax planning strategies surrounding the drop down restructuring described in note 11. Management believes that the elimination of non-recurring expenses will result in future taxable income, however, there is no assurance of that fact. Accordingly, a valuation allowance has been established at December 31, 1997, to reduce the deferred tax assets to a level which, more likely than not, will be realized. Based upon historical taxable income trends and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the net deferred assets, net of the existing valuation allowance, at December 31, 1997.

7.     CAPITAL STOCK

       The Company completed a tender offer for substantially all of its outstanding common stock during 1997 as part of a recapitalization plan (see footnote 2 - Recapitalization). In 1997, 1996 and 1995, the Company purchased and retired 50,000 shares ($27.50 per share); 7,900 shares ($24.94 per share) and 78,819 shares ($10.50 and $5.48 per share), respectively, of its Common Stock owned by certain officers, directors and other related parties.

       All outstanding options under the Company's Incentive Stock Option Plan were repurchased in connection with the Recapitalization Plan described in footnote 2 and the option plan was terminated following the repurchase. Prior to December 31, 1996, there were options for 118,000 shares outstanding at option prices ranging from $5.50 to $15.00 per share. During 1996, options for 103,000 shares were granted; no options were exercised and options for 5,000 shares were canceled. Prior to termination of the Plan in 1997, options had been granted at the discretion of the Board of Directors' Compensation Committee at a minimum exercise price of 100 percent of the market value of the Company's Common Stock at the date of grant.

       In connection with the Recapitalization, substantially all of the outstanding options under the 1994 Incentive Stock Plan were repurchased. A total of 16,750 remain outstanding to an individual at December 31, 1997. This plan will survive solely with respect to such options; no further options will be granted. Options for 50,000 shares were granted in 1996 at option prices ranging from

       $13.88 to $24.00 per share, and options for 15,000 shares were granted in 1995 at an option price of $6.00 per share. The options were granted at the market price of the Company's Common Stock at the effective date of the grant. Options for 33,881 shares were exercised in 1997 for a total price of $153,000 prior to the recapitalization transaction.

       An Employee Stock Purchase Plan was terminated in 1997; no shares had been issued under this plan. The Company matched 20 percent of each employee's contributions with common stock (limited to 5 percent maximum employee contribution) to the qualified 401(k) defined contribution plan. During 1997, 1996 and 1995, 2,772 shares, 6,247 shares and 3,852 shares, respectively, were issued to the 401(k) plan as matching contributions.

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

8.     COMMITMENTS AND CONTINGENCIES

       Operating lease agreements of the Company are principally for office facilities and equipment and expire at various dates through 2009. Rent expense in 1997, 1996, and 1995 under operating leases was approximately $1,460,000, $1,190,000, and $1,080,000 respectively.

       As of December 31, 1997, future minimum lease payments are as follows:

                  Year Ending                              Minimum Lease
                  December 31,                               Payments
                  ------------                               --------
                                                          (In thousands)

                    1998                                      $  1,399
                    1999                                         1,101
                    2000                                           726
                    2001                                           458
                    2002                                           428
                 Thereafter                                      2,611
                                                              --------
                                                              $  6,723
                                                              ========

       The Company is a defendant in certain litigation arising out of operations in the normal course of business. However, it is the opinion of management that the ultimate liabilities relating thereto, if any, will not have a material adverse effect on the financial position or results of operations of the Company.

9.     RELATED PARTY TRANSACTIONS

       In connection with the recapitalization transactions completed in 1997, the Company paid the Equity Investors a total of $1.6 million in fees for services related to the structure and implementation of the recapitalization plan. In addition, the Company paid its stockholders $20,000 in management fees. These costs are included in the accompanying consolidated statement of operations. No such fees were paid to any stockholder in 1996 or 1995.

10.    BUSINESS SEGMENT INFORMATION

       Operations of the Company are conducted primarily through two business segments entirely within the continental United States. These segments and the primary operations of each are as follows:

       BUSINESS TO BUSINESS COMMUNICATIONS

       Publisher (Atwood) of various convention/trade show publications and a trade journal, provider (Galaxy) of registration services, exhibitor marketing and information services all to the exposition industry and owner (G.E.M.) of the World Gaming Congress, a trade show catering to the legalized gaming industry, and the publisher of several trade magazines and newsletters.

       INFORMATION SERVICES

       Provider (TISI) of pre-employment screening information including motor vehicle reports, truck driver employment information, worker's compensation information, credit reports, criminal record reports and other pre-employment screening information and services to the trucking and other industries and motor vehicle reports to the insurance industry. Provider (CORSEARCH) of trademark research and information services, using both proprietary and public databases.

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

       During 1997, 1996 and 1995, no customer represented ten percent or more of the Company's revenue or operating profit.

                    Summarized financial information by industry segment is as follows:

                                                                 Year Ended December 31,
                                                          1997            1996           1995
                                                          ----            ----           ----
                                                                    (In thousands)
NET REVENUES FROM SALES TO UNAFFILIATED CUSTOMERS:

    Business to Business Communications                 $ 48,187         42,891         53,089
    Information Services                                  31,690         24,273         17,950
    Corporate and other                                    1,190          1,478          1,039
                                                        --------       --------       --------
                                                        $ 81,067         68,642         72,078
                                                        ========       ========       ========

OPERATING PROFIT:
    Business to Business Communications                 $  5,570          6,018         14,789
    Information Services                                   4,561          5,612          3,435
                                                        --------       --------       --------
    Operating profit from segments                        10,131         11,630         18,224
    Corporate expenses, net                              (21,643)        (2,527)        (1,253)
    Interest expense                                      (3,696)          (581)          (859)
                                                        --------       --------       --------

    Income (loss) before income taxes                   $(15,208)         8,522         16,112
                                                        ========       ========       ========


IDENTIFIABLE ASSETS:
    Business to Business Communications                 $ 16,748         14,629         15,525
    Information Services                                  32,307         32,035         12,640
    Corporate                                             21,911          9,318         25,279
                                                        --------       --------       --------
                                                        $ 70,966         55,982         53,444
                                                        ========       ========       ========


DEPRECIATION AND AMORTIZATION:
    Business to Business Communications                 $  2,168          2,192          2,365
    Information Services                                   2,672          1,723          1,175
    Corporate                                                156            103             61
                                                        --------       --------       --------
                                                        $  4,996          4,018          3,601
                                                        ========       ========       ========


CAPITAL EXPENDITURES:
    Business to Business Communications                 $  2,947          1,097          1,296
    Information Services                                   2,571          1,533          1,285
    Corporate                                                 23             11              8
                                                        --------       --------       --------
                                                        $  5,541          2,641          2,589
                                                        ========       ========       ========

11.    SUBSEQUENT EVENT

       Phase II (see footnote 2) of the leveraged recapitalization plan of the Company was completed February 27, 1998 which included a reverse stock split and a drop down restructuring. The reverse stock split provides that each then outstanding share of common stock other than treasury stock and stock owned by the Equity Investors is converted into the right to receive $40.25 for each pre-split share.

       Under the drop down restructuring plan, the Company contributed substantially all of the assets and liabilities of the Business to Business Communication Segment into T/SF Holdings LLC (Holdings LLC) and related operating LLC's in exchange for a $45 million preferred equity interest. The preferred equity interest will carry an 11% annual distribution and the Company will have voting operational and management control of Holdings LLC. The Equity Investors purchased common equity interests in Holdings LLC for approximately $4.5 million in the same proportion as their ownership of the Company.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      April 10, 1998

                                   THE OFFICIAL INFORMATION COMPANY


                                    By /s/  Ian L.M. Thomas
                                       -------------------------------------
                                       IAN L. M. THOMAS
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on April 10, 1998 and in the capacities indicated.

SIGNATURE                                                          TITLE

/s/ John S. Suhler                                                 Chairman of the Board and Director
----------------------------------
         (John S. Suhler)


/s/  Ian L.M. Thomas                                               President, Chief Executive Officer and Director
----------------------------------
         (Ian L.M. Thomas)


/s/ Steven J. Hunt                                                 Chief Financial Officer and Treasurer
-----------------------------------
         (Steven J. Hunt)


                                                                   Director
-----------------------------------
         (John J. Veronis)

                                                                   Director
/s/ Jeffrey T. Stevenson
-----------------------------------
         (Jeffrey T. Stevenson)

                                                                   Director
/s/  Gerard Benford
-----------------------------------
         (S. Gerard Benford)





                                                                   Director
/s/  Jeffrey Tannenbaum
-----------------------------------
         (Jeffrey Tannenbaum)

                                                                   Director
/s/ John Rolfe
-----------------------------------
         (John Rolfe)

                                                                   Director

-----------------------------------
         (Stephan Selig)

