Form 10-Q
period 1998-03-31
OFFICIAL INFORMATION CO
filed 1998-05-15
CIK 847841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR


  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO
                                                             ----    -----

                         COMMISSION FILE NUMBER 1-10263


                        THE OFFICIAL INFORMATION COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


DELAWARE                                               73-1341805
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

888 Seventh Avenue, 28th Floor, New York, New York        10106
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 247-5160

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OR 12(g) OF THE ACT:  NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

     As of May 10, 1998, 112,367 shares of common stock were outstanding, of which 72,367 were owned by VS&A-T/SF, L.L.C. and 1,628, 3,831 and 34,541 were owned by Fir Tree Value Fund LP., Fir Tree Institutional Value Fund L.P. and Fir Tree Value Partners L.D.C., respectively.

                                     PART I

                         Item 1. Financial Information

                        THE OFFICIAL INFORMATION COMPANY

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)






                    ASSETS                                    MARCH 31,   DECEMBER 31,
                                                                1998         1997
                                                                ----         ----
                                                             (UNAUDITED)

Current assets:
     Cash and cash equivalents .............................   $11,449     $10,564
     Accounts receivable, less reserve for doubtful accounts    13,567      11,018
     Inventories ...........................................       260         329
     Deferred tax assets ...................................     1,620       1,520
     Notes receivable and other current assets .............     2,011       1,345
     Refundable income taxes ...............................     3,102       3,166
                                                               -------     -------

              Total current assets .........................    32,009      27,942
                                                               -------     -------

Notes receivable and investments ...........................     1,755       1,769
                                                               -------     -------

Property, plant and equipment, at cost: ....................    17,953      16,963
     Less accumulated depreciation .........................    10,278       9,910
                                                               -------     -------
              Property, plant and equipment, net ...........     7,675       7,053
                                                               -------     -------

Deferred tax assets ........................................     1,150       1,150
Intangibles and other assets, net ..........................    32,332      33,052
                                                               -------     -------

                                                               $74,921     $70,966
                                                               =======     =======








See accompanying notes to consolidated condensed financial statements.





     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               MARCH 31,    DECEMBER 31,
                                                                                    1998           1997
                                                                                    ----           ----

Current liabilities:
     Accounts payable ........................................................   $   4,208    $   4,505
     Accrued liabilities .....................................................      11,495        9,261
     Deferred revenue ........................................................       4,984        2,843
     Current portion of long-term debt .......................................       1,211        1,232
                                                                                 ---------    ---------

            Total current liabilities ........................................      21,898       17,841
                                                                                 ---------    ---------

Long-term debt ...............................................................     101,997      102,302
Other liabilities ............................................................       1,543        1,425
Minority interest ............................................................       4,646         --

Stockholders' equity (deficit):
     Common stock, $.10 par value, 150,000 and 10,000,000 shares authorized at
     March 31, 1998 and December 31, 1997, respectively.......................          42          419
     Additional paid-in capital ..............................................      48,197       47,820
     Retained earnings .......................................................      11,075       11,528
                                                                                 ---------    ---------
                                                                                    59,314       59,767
     Treasury stock ..........................................................    (114,477)    (110,369)
                                                                                 ---------    ---------

            Total stockholders' equity (deficit) .............................     (55,163)     (50,602)
                                                                                 ---------    ---------

                                                                                 $  74,921    $  70,966
                                                                                 =========    =========







                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)




                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                           ---------
                                                                        1998        1997
                                                                        ----        ----
                                                                     (UNAUDITED)

Revenues
     Operating revenues ...........................................   $ 21,061    $ 17,130
     Interest and other income ....................................        170         296
     Gain on sale of assets, net ..................................         48        --
                                                                      --------    --------
            Total revenues ........................................     21,279      17,426
                                                                      --------    --------

Costs and expenses:
     Operating costs ..............................................     13,596      10,744
     General and administrative ...................................      4,008       3,763
     Interest .....................................................      2,692         155
     Depreciation and amortization ................................      1,313       1,112
                                                                      --------    --------
                                                                        21,609      15,774
                                                                      --------    --------

            Income (loss) before minority interest and income taxes       (330)      1,652
Minority interest in earnings of consolidated entity ..............       (146)       --
Income tax (expense) benefit ......................................         22        (716)
                                                                      --------    --------

            Net income (loss) .....................................   $   (454)   $    936
                                                                      ========    ========




See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                                ---------
                                                                             1998       1997
                                                                             ----       ----
                                                                          (UNAUDITED)

Cash flows from operating activities:
     Net income (loss) ................................................   $   (454)        936
                                                                          --------    --------

     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation and amortization .............................      1,313       1,112
            (Gain) loss on sale of assets .............................        (48)        206
            Minority interest in earnings of consolidated
                 entity ...............................................        146        --
            Deferred income taxes .....................................         64         242
            Other .....................................................                     80
            Changes in assets and liabilities .........................        221         217
                                                                          --------    --------

                     Total adjustments ................................      1,696       1,857
                                                                          --------    --------

           Net cash provided by operating activities ..................      1,242       2,793
                                                                          --------    --------

Cash flows from investing activities:
     Collections on contract and notes receivable .....................         14         533
     Capital expenditures .............................................     (1,245)     (1,455)
     Proceeds from the sale of assets .................................        303          35
     Payments for acquisition, net of cash acquired ...................       --          (328)
     Payments on deferred contract liabilities ........................       (103)       (216)
                                                                          --------    --------

           Net cash provided by (used in) investing
               activities .............................................     (1,031)     (1,431)
                                                                          --------    --------

Cash flows from financing activities:
     Principal payments of long-term debt .............................       (326)       (831)
     Borrowings under bank lines-of-credit ............................       --         1,500
     Issuance of common stock .........................................       --            40
     Minority interest ................................................      4,500
     Repurchase of common stock .......................................     (3,500)     (1,373)
                                                                          --------    --------
           Net cash provided by (used in) financing activities ........        674        (664)
                                                                          --------    --------

Net increase (decrease) in cash and cash equivalents ..................        885         698

Cash and cash equivalents at beginning of period ......................     10,564       2,257
                                                                          --------    --------

Cash and cash equivalents at end of period ............................   $ 11,449       2,955
                                                                          ========    ========



See accompanying notes to consolidated condensed financial statements.






                        THE OFFICIAL INFORMATION COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION. The consolidated condensed financial statements of The Official Information Company ("TOIC" or the "Company"), formerly T/SF
      Communications Corporation ("T/SF"), include the accounts of TOIC, its wholly-owned subsidiaries, T/SF Holdings, LLC ("Holdings LLC"), T/SF
      Operating LLC ("Operating LLC") and the limited liability companies wholly owned by Holdings LLC and Operating LLC (the "Subsidiary LLCs").
      Through its priority interest in Holdings LLC and Operating LLC, TOIC has voting, operational and management control of Holdings LLC, Operating LLC and the Subsidiary LLCs and, accordingly, the financial statements of these entities are consolidated herein. Income allocated to TOIC from Holdings LLC and Operating LLC is the lesser of net earnings or the preferred return, such amount being defined as an 11% cumulative annual compounded return on TOIC's undistributed capital in each, respectively.
      Losses are allocated first to the common members of Holdings LLC and Operating LLC. TOIC, Holdings LLC and Operating LLC share common management, resources and control. Prior to the drop down restructuring
      (see Note B) in February 1998, the operations of Holdings LLC, Operating
      LLC and the Subsidiary LLCs were wholly-owned by TOIC.

      INTERIM REPORTING. The accompanying interim consolidated condensed financial statements reflect all adjustment which, in the opinion of management are considered necessary for a fair presentation of the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and related notes thereto included in TOIC's annual report on Form 10-K for the year ended December 31, 1997.

      RECLASSIFICATION. Certain amounts in the 1997 consolidated condensed financial statements have been reclassified to conform with the 1998 presentation.

B.    DROP DOWN RESTRUCTURING

      During 1997, the Company adopted a two phased leveraged recapitalization plan of the Company's ownership and capital structure. Phase I included a tender offer for substantially all of TOIC's outstanding common stock;
      selling newly-issued common stock to a new investor, VS&A-T/SF, L.L.C.
      and repurchasing substantially all of the outstanding stock options.
      Phase II was completed on February 27, 1998 and included a reverse stock split to eliminate all shares of the Company's common stock other than those owned by the Equity Investors (as defined below) and a restructuring of the Company and its subsidiaries. As of March 31, 1998, VS&A-T/SF and entities controlled by Fir Tree Partners (together referred to as the Equity Investors) own approximately 64% and 36% of TOIC's common stock, respectively.

      The reverse stock split provided that each then outstanding share of common stock other than treasury stock and stock owned by the Equity
      Investors was converted into the right to receive $40.25 for each pre-split share.


      In the drop down restructuring, TOIC and certain of its wholly owned subsidiaries contributed substantially all of the assets and liabilities of TOIC's Business to Business Communication Segment into Holdings LLC in exchange for a $45 million priority equity interest which carries an 11% annual distribution. Simultaneous with this event, Holdings LLC contributed the assets received to the Subsidiary LLCs in exchange for a 99% interest. TOIC also purchased a priority interest in Operating LLC, which holds the remaining 1% interest in the Subsidiary LLCs. The Equity
      Investors purchased common equity interests in Holdings LLC and Operating
      LLC for approximately $4.5 million in the same proportion as their ownership of TOIC. TOIC has voting, operational and management control of Holdings LLC and Operating LLC.

C.  CONSOLIDATING SCHEDULE OF NET INCOME

      The following consolidating schedule of net income (loss) for the three months ended March 31, 1998 includes the accounts of TOIC and the combined accounts of Holdings LLC, Operating LLC and the Subsidiary LLCs.
      All material intercompany transactions have been eliminated.


                                                                                 HOLDINGS                      T/SF
                                                                        TOIC       LLC     ELIMINATIONS    CONSOLIDATED

REVENUE:
Business to Business Communication ................................     6,929      5,277                      12,206
Information services ..............................................     8,854       --                         8,854
Other income ......................................................       217          2                         219
                                                                     ----------  --------  ------------    ------------
                                                                       16,000      5,279                      21,279
                                                                     ----------  --------  ------------    ------------
COST AND EXPENSES:
Business to Business Communication ................................     5,029      3,842                       8,871
Information services ..............................................     4,725       --                         4,725
General and administrative ........................................     3,282        726                       4,008
Interest ..........................................................     2,692       --                         2,692
Depreciation and amortization .....................................     1,164        149                       1,313
                                                                     ----------  --------  ------------    ------------
Total cost and expenses ...........................................    16,892      4,717                      21,609
                                                                     ----------  --------  ------------    ------------

     INCOME BEFORE PRIORITY AND MINORITY INTERESTS AND INCOME TAXES      (892)       562                        (330)
Priority interest in net earnings of Holdings LLC .................       416                   (416)
                                                                     ----------  --------  ------------    ------------
     INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS ............      (476)       562        (416)           (330)
Income tax (expense) benefit ......................................        22                                     22
Minority interest in net earnings of consolidated entity ..........                             (146)           (146)
                                                                     ----------  --------  ------------    ------------
     NET INCOME (LOSS) ............................................      (454)       562        (562)           (454)
                                                                     ==========  ========  ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

       The Company is a diversified business media company which principally operates two lines of business: (i) business and professional information services and (ii) business to business communications, publishing and related service. In February 1997, the Company increased its ownership in Casino Publishing Company, publisher of the trade journal, Casino Executive, to 88%, which is included in the Company's consolidated operations since that date. Effective January 31, 1998, the Company acquired the remaining interests in Casino Publishing Company. Effective May 1, 1997, the Company acquired a majority ownership in Galaxy Expocard Europe B.V. and increased its ownership to 73% effective July 1, 1997.

       Information Services provides specialized information and database management services to selected market segments. Total Information Services, Inc. ("TISI") is a leading supplier of pre-employment screening information to the trucking industry and a provider of risk assessment and underwriting information to agents, underwriters and others in the insurance industry. CORSEARCH, Inc. acquired by the Company in 1996, is the second largest supplier in the United States of trademark and trade name searches and information research.

     The Company's Business to Business Communications operations are conducted through several individual businesses, each of which is characterized by leading competitive positions within specialized market niches. Business to Business Communications includes: (i) Atwood Publishing, LLC and its affiliates (collectively, "Atwood"), the largest domestic independent publisher of exposition and association related publications and directories; (ii) Galaxy Information Services, LLC ("Galaxy"), the largest independent provider of trade show and convention registration, exhibitor information and "lead" management services in the United States and (iii) GEM Communications, LLC and its affiliates (collectively, "GEM"), the owner and operator of the World Gaming Congress, the world's largest trade show catering to the legalized gaming industry and the publisher of trade magazines directed to the legalized gaming industry, principally IGWB, the leading gaming industry magazine, and Casino Executive, the major magazine for casino management.

     As part of the Recapitalization, VS&A-T/SF and Fir Tree caused the Company, directly or indirectly, to contribute to T/SF Holdings, LLC ("Holdings LLC") substantially all of the assets and liabilities of the predecessors of Atwood, Galaxy and GEM in exchange for a $45.0 million preferred equity interest in Holdings LLC and VS&A-T/SF and Fir Tree contributed $4.5 million to acquire the common equity interests in Holdings LLC in the same proportion as their ownership of the common stock immediately following the consummation of the Recapitalization. The preferred equity interest held, directly or indirectly, by the Company carries an 11% annual distribution rate and, together with a voting agreement among its wholly owned subsidiaries, gives the Company voting, operational and management control of Holdings LLC. As part of the Recapitalization, Holdings LLC contributed substantially all of the assets of the predecessors of Galaxy, Atwood and GEM into several limited liability companies (the "Subsidiary LLCs"). 99% of the common equity interests of each Operating LLC is owned by Holdings LLC and gives Holdings LLC voting, operational and management control of such entities and a 1% common equity interest of each Subsidiary LLC is owned by T/SF Operating, LLC ("Operating LLC"). The preferred equity interest in Operating LLC is owned by Holdings LLC and the common equity interests of Operating LLC are held by VS&A-T/SF and Fir Tree in the same proportion as their ownership of the common stock immediately following the consummation of the Recapitalization. Through its priority interest in Holdings LLC and Operating LLC, the Company has voting, operational and management control of Holdings LLC, Operating LLC and the Subsidiary LLCs. As a result of such control, the financial results of Holdings LLC, Operating LLC and the Subsidiary LLCs are included in the consolidated financial statements of the Company.

RESULTS OF OPERATION

     Revenues. Revenues for the three months ended March 31, 1998 totaled $21.3 million, an increase of $3.9 million (22%) over the first quarter of 1997. The Business to Business Communications segment Revenue totaled $12.2 million for the three months ended March 31, 1998, an increase of $3.3 million or 37% over the first quarter 1997. At Galaxy, the return of several bi-annual trade shows, an overall increase of 26% in the number of shows completed and Galaxy Europe, which was not consolidated in the first quarter of 1997, contributed $1.5 million to the revenue growth. At Atwood, the addition of the Dallas Market Center business and strong periodical publishing led to a 41% increase in revenue in the first quarter of 1998 compared with the first quarter of 1997. The addition of a new show managed by GEM for Dion Entertainment, Inc. -- "Bingo World Expo and Conference" -- contributed to a 30% increase in Revenue at GEM.

     The Information Services segment produced first quarter 1998 revenue of $8.9 million, an increase of $622,000 (8%) over the first quarter of 1997. CORSEARCH increased revenue 11% during the first quarter of 1998 compared with the first quarter of 1997. This return to double digit growth from relatively flat revenue growth during 1997, compared with 1996, resulted from the addition of research capacity during the first quarter 1997 and increased sales and marketing efforts. TISI's first quarter 1998 revenue increased 7% over the first quarter of 1997. TISI's revenue growth was impacted somewhat by anticipated enactment in late 1997 of Fair Credit Reporting Act regulations which have slowed the processing of employment history records. TISI's Crimesearch affiliate, acquired in 1996, experienced a 90% increase in first quarter revenue reflecting growing demand for criminal records.

     Operating Costs. Operating Costs increased $2.8 million or 26% during the first quarter of 1998 compared with the same period in 1997. Business to Business Communications first quarter 1998 Operating Costs increased by $2.3 million (36%) on 37% higher revenue compared with first quarter 1997. Growth was attributable principally to a 40% increase in volume at Atwood, additional trade shows at Galaxy, inclusion of Galaxy Europe, and the new "Bingo World Expo" show managed by GEM.

     Information Services Operating Costs increased 12% during the first quarter of 1998 compared with the first quarter of 1997. The increase was attributable principally to the expansion of research capacity at CORSEARCH and higher criminal record and pre-employment screening volume at TISI, offset partially by lower costs resulting from elimination of National Employment Screening Services, Inc., an unprofitable business venture, closed by TISI in 1997.

     General and Administrative Expenses. General and Administrative Expenses increased $245,000 (6%) during the first quarter of 1998 compared with the first quarter of 1997. Approximately $300,000 of the increase was attributable to the consolidation of Galaxy Europe which was not included in the first quarter 1997 results. General and Administrative Expenses were favorably impacted during the first quarter of 1998 by elimination of NESS, restructuring of two unprofitable magazines to consolidate overhead and lower corporate overhead resulting principally from elimination of the Tulsa, Oklahoma corporate office and establishment of a smaller corporate office in New York City.

     Depreciation and Amortization. Depreciation and Amortization increased $201,000 (18%) during the first quarter of 1998 compared with the same period in 1997. Capital spending at CORSEARCH to support its new online product and expansion of capacity and a new project at TISI accounted for the increase.

     Interest Expense. Interest Expense totaled $2.7 million for the three months ended March 31, 1998, compared with $155,000 for the same period in 1997. The increase of $2.5 million resulted from interest on new debt incurred in connection with the Recapitalization.

     EBITDA. EBITDA totaled $3.7 million during the first quarter of 1998 compared with $2.9 million during the same 1997 period, an increase of $758,000 or 26%. The increase resulted from higher EBITDA in the Business to Business Communications segment (up $358,000 - 46%) and the Information Services segment (up $270,000 or 11%) and lower corporate expenses net of other income (down $130,000 or 41%).

     EBITDA, as presented, represents operating income plus depreciation and amortization. EBITDA is included because management understands that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest expense, repay debt and make capital expenditures. Excluded from EBITDA are interest expenses, income taxes, depreciation and amortization, unusual gains, minority interest in consolidated subsidiaries, discontinued operations, net and extraordinary loss, net of tax, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. In connection with the Recapitalization, the Company: (i) borrowed $13 million under a $25.0 million revolving senior credit facility (the "Senior Credit Facility") with First Union National Bank ("FUNB"); (ii) issued $80.0 million aggregate principal amount of notes pursuant to a facility (the "Bridge Financing Facility") provided by First Union Corporation; and (iii) received $40.0 million of equity contributions (the "Equity Contributions") from VS&A-T/SF and Fir Tree. On October 29, 1997, the Company completed the private sale to First Union Capital Markets Corp. (the "Initial Purchaser") of $100.0 million principal amount of Senior Subordinated Notes due 2007 (the "Old Notes") at a price of 97% of the principal amount thereof. The Initial Purchaser resold the Old Notes to a limited number of qualified institutional buyers at an initial price to investors of 100% of the principal amount thereof, with net proceeds to the Company of $97.0 million (the "Offering"). The Offering was a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Rule 144A and
Section 4 thereof. The net proceeds of the Notes sold pursuant to the Offering were applied to repay indebtedness incurred in connection with the Recapitalization under the Senior Credit Facility and the Bridge Financing Facility. On February 10, 1998, the Company offered to exchange up to $100,000,000 aggregate principal amount of Old Notes for up to an equal aggregate principal amount of new notes (the "New Notes" and, together with the Old Notes, the "Notes")). The New Notes are obligations of the Company entitled to the benefits of the Indenture (the "Indenture") relating to the Old Notes and the form and terms of the New Notes are identical in all material respects to the form and terms of the Old Notes except that the New Notes have been registered under the Securities Act and do not contain terms with respect to transfer restrictions.

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

NEW ACCOUNTING PRONOUNCEMENTS

            The FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS
131) in June 1997. SFAS 131 supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. SFAS 131 replaces the "industry segment" concept of Statement 14 with a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization. It focuses on financial information that an enterprise's decision makers use to make decisions about the enterprise's operating matters. SFAS 131 is effective for financial statements issued for fiscal years beginning after December 15, 1997 and is not anticipated to have a significant impact on the Company's segment reporting. SFAS 131 has not been adopted for the interim period ending March 31, 1998.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report for the quarter ended March 31, 1998 as well as other public documents of the Company contains forward-looking statements which involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "seek," "plan," as well as variations of such words and similar expressions, are intended to identify forward-looking statements. While management believes these statements are reasonable, actual results could differ materially from those projected by such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                    PART II
                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The holders of the Company's common stock unanimously approved (i) by a written consent dated March 29, 1998 the amendment of the Certificate of Incorporation of the Company to effectuate a 10-for-1 reverse stock split of the Company's common stock and (ii) by a written consent dated March 30, 1998 the amendment of the Certificate of Incorporation of the Company to change the name of the Company to "The Official Information Company."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    List of Exhibits:

Financial Data Schedule (Exhibit 27)

(b)    Reports on Form 8-K

     The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 1998

                                THE OFFICIAL INFORMATION COMPANY

                             By /s/  Ian L.M. Thomas
                                -----------------------------------------------
                                IAN L. M. THOMAS
                                PRESIDENT AND CHIEF EXECUTIVE OFFICER



                             By /s/  Steven J. Hunt
                                -----------------------------------------------
                                STEVEN J. HUNT
                                CHIEF FINANCIAL OFFICER