Form 10-Q
period 1998-06-30
OFFICIAL INFORMATION CO
filed 1998-08-14
CIK 847841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR


        ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE  ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO
_____________


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

         As of August 10, 1998, 112,367 shares of common stock were outstanding, of which 72,367 were owned by VS&A-T/SF, L.L.C. and 1,628, 3,831 and 34,541 were owned by Fir Tree Value Fund LP., Fir Tree Institutional Value Fund L.P. and Fir Tree Value Partners L.D.C., respectively.

                                     PART I

                         Item 1. Financial Information

                        THE OFFICIAL INFORMATION COMPANY

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                   ASSETS                                                       JUNE 30,         DECEMBER 31,
                                                                                  1998               1997
                                                                                  ----               ----
                                                                               (UNAUDITED)
Current assets:
    Cash and cash equivalents                                                   $  7,778            $  10,564
    Accounts receivable, less reserve for doubtful accounts                       13,495               11,018
    Inventories                                                                      242                  329
    Deferred tax assets                                                            1,605                1,520
    Notes receivable and other current assets                                      2,223                1,345
    Refundable income taxes                                                        1,938                3,166
                                                                                   -----              -------

          Total current assets                                                    27,281               27,942
                                                                                  ------               ------

Notes receivable and investments                                                   1,753                1,769
                                                                                   -----              -------

Property, plant and equipment, at cost:                                           18,720               16,963
    Less accumulated depreciation                                                 10,723                9,910
                                                                                  ------              -------
          Property, plant and equipment, net                                       7,997                7,053
                                                                                   -----              -------

Deferred tax assets                                                                1,150                1,150

Intangibles and other assets, net                                                 33,944               33,052
                                                                                  ------               ------

                                                                               $  72,125            $  70,966
                                                                                  ======               ======







See accompanying notes to consolidated condensed financial statements.





     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                             JUNE 30,          DECEMBER 31,
                                                                                  1998                1997
                                                                                  ----                ----
Current liabilities:
    Accounts payable                                                         $      4,438         $      4,505
    Accrued liabilities                                                             7,702                9,261
    Deferred revenue                                                                5,926                2,843
    Current portion of long-term debt                                               1,350                1,232
                                                                                    -----            ---------

         Total current liabilities                                                 19,416               17,841
                                                                                   ------             --------

Long-term debt                                                                    101,417              102,302
Other liabilities                                                                   1,551                1,425
Minority interest                                                                   5,102                -

Stockholders' equity (deficit):
    Common stock, $.10 par value, 150,000 and 10,000,000 shares authorized at
    June 30, 1998 and December 31, 1997, respectively
                                                                                       42                  419
    Additional paid-in capital                                                     48,197               47,820
    Retained earnings                                                              10,877               11,528
                                                                                   ------             --------
                                                                                   59,116               59,767
    Treasury stock                                                               (114,477)            (110,369)
                                                                                 ---------             -------

         Total stockholders' deficit                                              (55,361)             (50,602)
                                                                                  --------            --------

                                                                              $    72,125          $    70,966
                                                                                 ========             ========



                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)


                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                           JUNE 30,                             JUNE 30,
                                                                           --------                             --------
                                                                   1998              1997               1998            1997
                                                                   ----              ----               ----            ----
                                                                           (UNAUDITED)                     (UNAUDITED)
Revenues
    Operating revenues                                            $  22,533         $  19,049        $  43,594       $  36,179
    Interest and other income                                           340               670              510             966
    Loss on sale of assets, net                                        (134)             (210)             (86)           (210)
                                                                   ---------         ---------        ---------     -----------
         Total revenues                                              22,739            19,509           44,018          36,935
                                                                     ------            ------           ------        --------

Costs and expenses:
    Operating costs                                                  14,109            11,259           27,705          22,003
    General and administrative                                        4,128             4,428            8,136           8,191
    Interest                                                          2,682               130            5,374             285
    Depreciation and amortization                                     1,493             1,160            2,806           2,272
                                                                      -----             -----            -----           -----
                                                                     22,412            16,977           44,021          32,751
                                                                     ------            ------           ------          ------

         Income (loss) before minority interest and                     327             2,532               (3)          4,184
         income taxes
Minority interest in earnings of consolidated entity                   (456)                -             (602)              -
Income tax expense                                                      (68)           (1,035)             (46)         (1,751)
                                                                     -------           -------          -------         -------

         Net income (loss)                                          $  (197)         $  1,497          $  (651)       $  2,433
                                                                     =======          =======           =======        =======



See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                               1998             1997
                                                                                               ----             ----
                                                                                                    (UNAUDITED)
Cash flows from operating activities:
    Net income (loss)                                                                          $  (651)        $ 2,433

    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                           2,806           2,272
         Loss on sale of assets                                                                     86             210
         Minority interest in earnings of consolidated entity                                      602                -
         Deferred income taxes                                                                    (85)             439
         Other                                                                                        -            115
         Changes in assets and liabilities                                                       (870)           2,755
                                                                                                 -----           -----

                Total adjustments                                                                2,539           5,791
                                                                                                 -----           -----

        Net cash provided by operating activities                                                1,888           8,224
                                                                                                ------           -----

Cash flows from investing activities:
    Collections on contract and notes receivable                                                    15             563
    Capital expenditures                                                                        (2,916)         (2,675)
    Proceeds from the sale of assets                                                                308             35
    Payments for acquisition, net of cash acquired                                              (2,009)           (939)
    Net additions to investments                                                                      -           (143)
    Payments on deferred contract liabilities                                                     (205)           (339)
                                                                                                -------         -------

        Net cash used in investing activities                                                   (4,807)         (3,498)
                                                                                                -------         -------


Cash flows from financing activities:
    Principal payments of long-term debt                                                          (767)         (1,016)
    Repayment of bank lines-of-credit, net                                                           -            (500)
    Issuance of common stock                                                                         -              63
    Minority interest                                                                            4,500               -
    Repurchase of common stock                                                                  (3,600)         (1,375)
                                                                                                -------         -------
        Net cash provided by (used in) financing activities                                        133          (2,828)
                                                                                                -------         -------

Net increase (decrease) in cash and cash equivalents                                            (2,786)          1,898

Cash and cash equivalents at beginning of period                                                10,564           2,257
                                                                                                ------           -----

Cash and cash equivalents at end of period                                                    $  7,778        $  4,155
                                                                                                ======         =======


See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated condensed financial statements of The Official Information Company ("TOIC" or the "Company"), formerly known as T/SF Communications Corporation, include the accounts of TOIC, its wholly owned subsidiaries, TOIC Holdings, LLC ("Holdings LLC"), T/SF Operating LLC ("Operating LLC") and the limited liability companies wholly owned by Holdings LLC and Operating LLC (the "Subsidiary LLCs"). Through its priority interest in Holdings LLC and Operating LLC, TOIC has voting, operational and management control of Holdings LLC, Operating LLC and the Subsidiary LLCs and, accordingly, the financial statements of these entities are consolidated herein. Income allocated to TOIC from Holdings LLC and Operating LLC is the lesser of net earnings or the preferred return, such amount being defined as an 11% cumulative annual compounded return on TOIC's undistributed capital in each, respectively. Losses are allocated first to the common members of Holdings LLC and Operating LLC. TOIC, Holdings LLC and Operating LLC share common management, resources and control. Prior to the drop down restructuring (see Note B) in February 1998, the operations of Holdings LLC, Operating LLC and the Subsidiary LLCs were wholly owned by TOIC.

     INTERIM REPORTING. The accompanying interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and related notes thereto included in TOIC's (then known as T/SF Communications Corporation) annual report on Form 10-K for the year ended December 31, 1997.

     RECLASSIFICATION. Certain amounts in the 1997 consolidated condensed financial statements have been reclassified to conform with the 1998 presentation.

B. DROP DOWN RECAPITALIZATION

     During 1997, the Company adopted a two phased leveraged recapitalization plan of the Company's ownership and capital structure. Phase I included a tender offer for substantially all of TOIC's outstanding common stock; selling newly-issued common stock to a new investor, VS&A-T/SF, L.L.C. ("VS&A-T/SF ") and repurchasing substantially all of the Company's outstanding stock options. Phase II was completed on February 27, 1998 and included a reverse stock split to eliminate all shares of the Company's common stock other than those owned by the Equity Investors (as defined below) and a recapitalization of the Company and its subsidiaries. As of June 30, 1998, VS&A-T/SF and entities controlled by Fir Tree Partners (together referred to as the Equity Investors) own approximately 64% and 36% of TOIC's common stock, respectively.

     The reverse stock split provided that each then outstanding share of common stock other than treasury stock and stock owned by the Equity Investors was converted into the right to receive $40.25 for each pre-split share.

     In the drop down recapitalization, TOIC and certain of its wholly owned subsidiaries contributed substantially all of the assets and liabilities of TOIC's Business to Business Communication segment into Holdings LLC in exchange for a $45 million priority equity interest which carries an 11% annual distribution. Simultaneous with this event, Holdings LLC contributed the assets received to the Subsidiary LLCs in exchange for a 99% interest. TOIC also purchased a priority interest in Operating LLC, which holds the remaining 1% interest in the Subsidiary LLCs. The Equity Investors purchased common equity interests in Holdings LLC and Operating LLC for approximately $4.5 million in the same proportion as their ownership of TOIC. TOIC has voting, operational and management control of Holdings LLC and Operating LLC.

C.  CONSOLIDATING SCHEDULE OF NET INCOME

     The following consolidating schedule of net income (loss) for the six months ended June 30, 1998 includes the accounts of TOIC and the combined accounts of Holdings LLC, Operating LLC and the Subsidiary LLCs.
     All material intercompany transactions have been eliminated.


                                                                                HOLDINGS                         TOIC
                                                                   TOIC           LLC       ELIMINATIONS     CONSOLIDATED
REVENUE:
Business to Business Communication                                6,929         18,739                          25,668
Information services                                              17,926           -                            17,926
Other income                                                       361            63                              424
                                                              ---------------------------------------------------------------
                                                                  25,216        18,802            0             44,018
                                                              ---------------------------------------------------------------
COST AND EXPENSES:
Business to Business Communication                                5,030         12,850                          17,880
Information services                                              9,825            -                             9,825
General and administrative                                        5,228          2,908                           8,136
Interest                                                          5,374            -                             5,374
Depreciation and amortization                                     2,034           772                            2,806
                                                              ---------------------------------------------------------------
Total cost and expenses                                           27,491        16,530            0             44,021
                                                              ---------------------------------------------------------------

INCOME BEFORE PRIORITY AND MINORITY INTERESTS AND INCOME TAXES   (2,275)         2,272            0               (3)
Priority interest in net earnings of Holdings LLC                 1,670                        (1,670)             0
                                                              ---------------------------------------------------------------
     INCOME BEFORE INCOME TAXES
           AND MINORITY INTERESTS                                 (605)          2,272         (1,670)            (3)
Income tax (expense) benefit                                       (46)            0                             (46)
Minority interest in net earnings of consolidated entity            0                           (602)            (602)
                                                              ---------------------------------------------------------------
     NET INCOME (LOSS)                                            (651)          2,272         (2,272)           (651)
                                                              ===============================================================


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

     Information Services provides specialized information and database management services to selected market segments. Total Information Services, Inc. ("TISI") is a leading supplier of pre-employment screening information to the trucking industry and a provider of risk assessment and underwriting information to agents, underwriters and others in the insurance industry. CORSEARCH, Inc., acquired by the Company in 1996, is the second largest supplier in the United States of trademark and trade name searches and information research.

         The Company's Business to Business Communications operations are conducted through several individual businesses, each of which is characterized by leading competitive positions within specialized market niches. Business to Business Communications includes: (i) Atwood Publishing, LLC and its affiliates (collectively, "Atwood"), the largest domestic independent publisher of exposition and association related publications and directories; (ii) Galaxy Information Services, LLC ("Galaxy"), the largest independent provider of trade show and convention registration, exhibitor information and "lead" management services in the United States and (iii) GEM Communications, LLC and its affiliates (collectively, "GEM"), the owner and operator of the World Gaming Congress, the world's largest trade show catering to the legalized gaming industry and the publisher of trade magazines directed to the legalized gaming industry, principally IGWB, the leading gaming industry magazine, and Casino Executive, the major magazine for casino management. In June, 1998, GEM acquired all the assets and rights to the International Gaming Business Exposition, a conference and trade show serving the casino gaming industry.

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

RESULTS OF OPERATION

         Revenues. Revenues of $22.7 million and $44.0 million for the three and six months periods ended June 30, 1998, respectively, were $3.2 million (17%) and $7.1 million (19%) higher, respectively, than the same periods in the prior year. The Business to Business Communications segment Revenue totaled $13.5 million and $25.7 million for the three and six months ended June 30, 1998, respectively, an increase of $2.2 million (19%) and $5.5 million (27%), respectively, over the three and six months ended June 30, 1997. At Galaxy, the return of several bi-annual trade shows, an overall increase in the number of shows completed through June 1998 and Galaxy Europe, which was not consolidated in the first quarter of 1997, contributed $1.3 million and $2.8 million to the revenue growth, respectively, over the same periods in the prior year. At Atwood, the addition of Dallas Market Center business and strong periodical publishing advertising sales led to a 13% and 24% increase in revenue in the three and six month periods of 1998, respectively, compared with the same periods of 1997. The addition of two new shows managed by GEM--GameTech '98 and Dion Entertainment, Inc. -- "Bingo World Expo and Conference" -- contributed to a 13% and 22% increase in revenue at GEM for the three and six month periods of 1998, respectively, compared to the same periods in 1997.

         The Information Services segment produced revenue of $9.1 million and $17.9 million, for the three and six month periods ended June 30, 1998, respectively, an increase of $1.3 million (17%) and $1.9 million (12%), respectively, over the same three and six month periods of 1997. CORSEARCH increased revenue 32% and 20% during the three and six months of 1998, respectively, compared with the same periods of 1997. This return to double digit growth from relatively flat revenue growth during 1997, compared with 1996, resulted from increased sales and marketing efforts. TISI's revenue increased 13% and 10% for the three and six months ended June 30, 1998, respectively, over the same periods of 1997. TISI's revenue growth was impacted somewhat by anticipated enactment in late 1997 of Fair Credit Reporting Act regulations which have slowed the processing of employment history records. TISI's Crimesearch affiliate, acquired in 1996, experienced an 85% increase in six month revenue reflecting growing demand for criminal records.

         Operating Costs. Operating Costs increased $2.8 million (25%) and $5.7 million (26%) for the three and six month periods ended June 30, 1998, respectively. Operating Costs of the Business to Business Communications operations increased by $2.1 million (30%) and $4.4 million (33%) for the three and six months ended June 30, 1998, respectively, on 17% and 19% higher revenue compared with the same periods in 1997. The increase was attributable principally to an increase in volume at Atwood, additional trade shows at Galaxy, inclusion of Galaxy Europe, and two new shows GameTech '98 and "Bingo World Expo" managed by GEM.

         Information Services Operating Costs increased 20% and 15% for the three and six month periods ended June 30, 1998, respectively, compared to the same periods of 1997. The increase was attributable principally to the expansion of research capacity at CORSEARCH and higher criminal record and pre-employment screening volume at TISI, offset partially by lower costs resulting from elimination of National Employment Screening Services, Inc., an unprofitable business venture, closed by TISI in 1997.

         General and Administrative Expenses. General and Administrative Expenses decreased $300,000 (7%) and $55,000 for the three and six months ended June 30, 1998, respectively, compared with the year ago periods. General and Administrative Expenses were favorably impacted during the three and six months periods of 1998 by elimination of NESS ($129,000), restructuring of two unprofitable magazines to consolidate overhead and lower corporate overhead (down $356,000 or 26%) resulting principally from elimination of the Tulsa, Oklahoma corporate office and establishment of a smaller corporate office in New York City. The favorable impact in General and Administrative Expenses was partially offset by approximately $32,000 and $450,000 for the three and six months periods ended June 30, 1998, respectively, attributable principally to the consolidation of Galaxy Europe which was not included until May 1, 1997.

         Depreciation and Amortization. Depreciation and Amortization increased $333,000 (29%) and $534,000 (24%) during the three and six months ended June 30, 1998, respectively, compared with the same periods in 1997. For the six months ended June 30, 1998, capital spending increased to support new online products and expansion of capacity at CORSEARCH and additional reader rental boxes at Galaxy accounted for most of the increase.

         Interest Expense. Interest Expense totaled $2.7 million and $5.4 million for the three and six months ended June 30, 1998, respectively, compared with $130,000 and $285,000 for the same periods in 1997. The increase of $2.6 million and $5.1 million for the three and six months ended June 30, 1998, respectively, resulted from interest on new debt incurred in connection with the Recapitalization.

         EBITDA. EBITDA increased $605,000 (15%) and $1.3 million (19%) to $4.6 million and $8.3 million for the three and six months ended June 30, 1998, respectively, compared with $4.0 million and $7.0 million, respectively, during the same 1997 periods. The increase for the three months was principally attributable to higher EBITDA in the Business to Business Communications segment (up $161,000 - 7%) and the Information Services segment (up $550,000 - 26%). The increase for the six months ended June 30, 1998 was principally attributable to higher EBITDA in the Business to Business Communications segment (up $470,000 - 16%) and the Information Services segment (up $820,000 - 18%) and lower corporate expenses ($356,000 - 26%).

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

     The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under the Senior Credit Facility. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for the Company's working capital, capital expenditures and other needs. No assurance can be given, however, that this will be the case. As of June 30, 1998, the Company had $25.0 million of availability under the Senior Credit Facility. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. In addition, any future acquisitions by the Company would likely require additional financing.

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

     Capital Expenditures. Management anticipates that capital expenditures in 1998 will be approximately $7 million. The primary capital expenditures will be for computers, software, furniture and office equipment and to acquire additional "reader rental boxes" at Galaxy. TISI continues to offer its customers in the trucking industry credits for providing employment information to be utilized in its database, which credits can be used against charges for future services from such division. All of the credits earned are considered capital expenditures for the acquisition of such data. Management anticipates positive cash flow from operations in 1998, even after the anticipated capital expenditures for 1998. Thus, with the Company's available cash reserves and cash flow, management does not anticipate a need for capital during 1998 except for possible, and as yet unidentified, future acquisitions.

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

NEW ACCOUNTING PRONOUNCEMENTS

         The FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) in June 1997. SFAS 131 supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. SFAS 131 replaces the "industry segment" concept of Statement 14 with a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization. It focuses on financial information that an enterprise's decision makers use to make decisions about the enterprise's operating matters. SFAS 131 is effective for financial statements issued for fiscal years beginning after December 15, 1997 and is not anticipated to have a significant impact on the Company's segment reporting. SFAS 131 has not been adopted for the interim period ending June 30, 1998.

The FASB also recently issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132) and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 132 revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. These Statements are not expected to have a material impact on the Company's financial reporting as the Company does not currently sponsor pension or other postretirement benefit plans and does not engage in the use of derivative instruments.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report for the quarter and six months ended June 30, 1998 as well as other public documents of the Company contains forward-looking statements which involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "seek," "plan," as well as variations of such words and similar expressions, are intended to identify forward-looking statements. While management believes these statements are reasonable, actual results could differ materially from those projected by such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                    PART II
                               OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  List of Exhibits:

Financial Data Schedule (Exhibit 27)

(b)      Reports on Form 8-K

         The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      August 14, 1998

                                  THE OFFICIAL INFORMATION COMPANY

                                 By    /s/  Ian L.M. Thomas
                                   ----------------------------------------
                                      IAN L. M. THOMAS
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                 By     /s/  Steven J. Hunt
                                   ----------------------------------------
                                      STEVEN J. HUNT
                                      CHIEF FINANCIAL OFFICER