Form 10-Q
period 1998-09-30
OFFICIAL INFORMATION CO
filed 1998-11-12
CIK 847841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    --           EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD

                            ENDED SEPTEMBER 30, 1998

                                       OR


              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          --      THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                TRANSITION PERIOD FROM ________ TO _____________


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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                   --

        As of November 11, 1998, 112,367 shares of common stock were outstanding, of which 72,367 were owned by VS&A-T/SF, L.L.C. and 1,628, 3,831 and 34,541 were owned by Fir Tree Value Fund LP., Fir Tree Institutional Value Fund L.P. and Fir Tree Value Partners L.D.C., respectively.

                                     PART I

                         Item 1. Financial Information

                        THE OFFICIAL INFORMATION COMPANY

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)











                                                                              SEPTEMBER 30,      DECEMBER 31,
                  ASSETS                                                          1998               1997
                  ------                                                          ----               ----
                                                                               (UNAUDITED)
Current assets:
    Cash and cash equivalents                                                   $  6,743            $  10,564
    Accounts receivable, less reserve for doubtful accounts                       13,850               11,018
    Inventories                                                                      224                  329
    Deferred tax assets                                                            1,372                1,520
    Notes receivable and other current assets                                      2,102                1,345
    Refundable income taxes                                                          586                3,166
                                                                                   -----              -------

          Total current assets                                                    24,877               27,942
                                                                                  ------               ------

Notes receivable and investments                                                     412                1,769
                                                                                   -----              -------

Property, plant and equipment, at cost:                                           20,335               16,963
    Less accumulated depreciation                                                 11,708                9,910
                                                                                --------              -------
          Property, plant and equipment, net                                       8,627                7,053
                                                                                 -------              -------

Deferred tax assets                                                                1,150                1,150
Intangibles and other assets, net                                                 40,363               33,052
                                                                                  ------               ------

                                                                               $  75,429            $  70,966
                                                                                  ======               ======







See accompanying notes to consolidated condensed financial statements.






     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           SEPTEMBER 30,       DECEMBER 31,
     ----------------------------------------------                               1998                1997
                                                                                  ----                ----
                                                                                 (UNAUDITED)
Current liabilities:
    Accounts payable                                                         $      4,435         $      4,505
    Accrued liabilities                                                            11,654                9,261
    Deferred revenue                                                                4,447                2,843
    Current portion of long-term debt                                               1,282                1,232
                                                                                ---------            ---------

         Total current liabilities                                                 21,818               17,841
                                                                                 --------             --------

Long-term debt                                                                     99,508              102,302
Other liabilities                                                                   1,665                1,425
Minority interest                                                                   7,633                 -

Stockholders' equity (deficit):
    Common stock, $.10 par value, 150,000 and 10,000,000 shares authorized at
    September 30, 1998 and December 31, 1997,
    respectively                                                                       42                  419
    Additional paid-in capital                                                     48,197               47,820
    Retained earnings                                                              11,043               11,528
                                                                                 --------             --------
                                                                                   59,282               59,767
    Treasury stock                                                               (114,477)            (110,369)
                                                                                  --------             -------

         Total stockholders' deficit                                              (55,195)             (50,602)
                                                                                 ---------            --------

                                                                              $    75,429          $    70,966
                                                                                 ========             ========


                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)


                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                                         -------------                       -------------
                                                                   1998              1997               1998            1997
                                                                   ----              ----               ----            ----
                                                                           (UNAUDITED)                     (UNAUDITED)
Revenues
    Operating revenues                                            $  27,131         $  17,532        $  70,725       $  53,711
    Interest and other income                                           153               199              663           1,165
    Gain (loss) on sale of assets, net                                  130            -                    44            (210)
                                                                    -------        ----------          -------      -----------
         Total revenues                                              27,414            17,731           71,432          54,666
                                                                     ------            ------           ------        --------

Costs and expenses:
    Operating costs                                                  14,772            11,971           42,477          33,974
    General and administrative                                        4,689             4,309           12,825          12,500
    Interest                                                          2,662               116            8,036             401
    Depreciation and amortization                                     2,336             1,292            5,142           3,564
                                                                      -----             -----            -----           -----
                                                                     24,459            17,688           68,480          50,439
                                                                     ------            ------           ------          ------

         Income before minority interest and income                   2,955                43            2,952           4,227
         taxes
Minority interest in earnings of consolidated entity                 (2,531)              -             (3,133)            -
Income tax expense                                                     (258)              (52)            (304)         (1,803)
                                                                    --------              ----         --------         -------

         Net income (loss)                                           $  166             $  (9)         $  (485)       $  2,424
                                                                      =====              =====          =======        =======

See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                               -----------------
                                                                                               1998             1997
                                                                                               ----             ----
                                                                                                   (UNAUDITED)
Cash flows from operating activities:
    Net income (loss)                                                                         $  (485)           $ 2,424

    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                          5,142              3,564
         (Gain) loss on sale of assets                                                            (44)               210
         Minority interest in earnings of consolidated entity                                   3,133                -
         Deferred income taxes                                                                    148                474
         Other                                                                                    -                  150
         Changes in assets and liabilities                                                      1,802              5,845
                                                                                             --------           --------

                                Total adjustments                                              10,181             10,243
                                                                                             --------           --------

        Net cash provided by operating activities                                               9,696             12,667
                                                                                             --------           --------

Cash flows from investing activities:
    Collections on contract and notes receivable                                                   40                643
    Capital expenditures                                                                       (3,309)            (5,460)
    Proceeds from the sale of assets and investments                                            1,625                 35
    Payments for acquisition, net of cash acquired                                             (9,796)              (939)
    Net additions to investments                                                                  -                 (132)
    Payments on deferred contract liabilities                                                    (234)              (482)
                                                                                              --------           --------

        Net cash used in investing activities                                                 (11,674)            (6,335)
                                                                                              --------          ---------

Cash flows from financing activities:
    Principal payments and retirement of long-term debt                                        (2,743)            (1,410)
    Issuance of long term debt                                                                    -                1,267
    Compensation of stock options                                                                 -                  336
    Repayment of bank lines-of-credit, net                                                        -                 (500)
    Issuance of common stock                                                                      -                   63
    Minority interest                                                                           4,500                -
    Repurchase of common stock                                                                 (3,600)            (1,381)
                                                                                              --------          ---------
        Net cash used in financing activities                                                  (1,843)            (1,625)
                                                                                              --------          ---------

Net increase (decrease) in cash and cash equivalents                                           (3,821)             4,707

Cash and cash equivalents at beginning of period                                               10,564              2,257
                                                                                              --------          --------

Cash and cash equivalents at end of period                                                   $  6,743           $  6,964
                                                                                              ========          ========

See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated condensed financial statements of The Official Information Company ("TOIC" or the "Company"), formerly known as T/SF Communications Corporation, include the accounts of TOIC, its wholly owned subsidiaries, TOIC Holdings, LLC ("Holdings LLC"), T/SF Operating, LLC ("Operating LLC") and the limited liability companies wholly owned by Holdings LLC and Operating LLC (the "Subsidiary LLCs"). Through its priority interest in Holdings LLC and Operating LLC, TOIC has voting, operational and management control of Holdings LLC, Operating LLC and the Subsidiary LLCs and, accordingly, the financial statements of these entities are consolidated herein. Income allocated to TOIC from Holdings LLC and Operating LLC is the lesser of net earnings or the preferred return, such amount being defined as an 11% cumulative annual compounded return on TOIC's undistributed capital in each, respectively. Losses are allocated first to the common members of Holdings LLC and Operating LLC. TOIC, Holdings LLC and Operating LLC share common management, resources and control. Prior to the drop down restructuring (see Note B) in February 1998, the operations of Holdings LLC, Operating LLC and the Subsidiary LLCs were wholly owned by TOIC.

     INTERIM REPORTING. The accompanying interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and related notes thereto included in TOIC's (then known as T/SF Communications Corporation) annual report on Form 10-K for the year ended December 31, 1997.

     RECLASSIFICATION. Certain amounts in the 1997 consolidated condensed financial statements have been reclassified to conform with the 1998 presentation.

B. DROP DOWN RECAPITALIZATION

     During 1997, the Company adopted a two phased leveraged recapitalization plan of the Company's ownership and capital structure. Phase I included a tender offer for substantially all of TOIC's outstanding common stock; selling newly-issued common stock to a new investor, VS&A-T/SF, L.L.C. ("VS&A-T/SF") and repurchasing substantially all of the Company's outstanding stock options. Phase II was completed on February 27, 1998 and included a reverse stock split to eliminate all shares of the Company's common stock other than those owned by the Equity Investors (as defined below) and a recapitalization of the Company and its subsidiaries. As of September 30, 1998, VS&A-T/SF and entities controlled by Fir Tree Partners (together referred to as the Equity Investors) own approximately 64% and 36% of TOIC's common stock, respectively.

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

C.  CONSOLIDATING SCHEDULE OF NET INCOME

     The following consolidating schedule of net income (loss) for the nine months ended September 30, 1998 includes the accounts of TOIC and the combined accounts of Holdings LLC, Operating LLC and the Subsidiary LLCs. All material intercompany transactions have been eliminated.


                                                                                HOLDINGS                         TOIC
                                                                   TOIC           LLC       ELIMINATIONS     CONSOLIDATED
REVENUE:
Business to Business Communication                                6,929         36,391                          43,320
Information services                                              27,405                                        27,405
Other income                                                       613              94                             707
                                                              ---------------------------------------------------------------
                                                                  34,947        36,485                          71,432
                                                              ---------------------------------------------------------------
COST AND EXPENSES:
Business to Business Communication                                5,030         22,846                          27,876
Information services                                              14,601                                        14,601
General and administrative                                        7,436          5,389                          12,825
Interest                                                          8,036                                          8,036
Depreciation and amortization                                     2,956          2,186                           5,142
                                                              ---------------------------------------------------------------
Total cost and expenses                                           38,059        30,421                          68,480
                                                              ---------------------------------------------------------------

INCOME (LOSS) BEFORE PRIORITY AND MINORITY INTERESTS AND         (3,112)         6,064                           2,952
INCOME TAXES
Priority interest in net earnings of Holdings LLC                 2,931                        (2,931)              0
                                                              ---------------------------------------------------------------
     INCOME (LOSS) BEFORE INCOME TAXES                            (181)          6,064         (2,931)           2,952
           AND MINORITY INTERESTS
Income tax expense                                                (304)                                           (304)
Minority interest in net earnings of consolidated entity            0                          (3,133)          (3,133)
                                                              ---------------------------------------------------------------
     NET INCOME (LOSS)                                            (485)          6,064         (6,064)           (485)
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

     Information Services provides specialized information and database management services to selected market segments. Total Information Services, Inc. ("TISI") is a leading supplier of pre-employment screening information to the trucking and other industries and a provider of risk assessment and underwriting information to agents, underwriters and others in the insurance industry. CORSEARCH, Inc. is the second largest supplier in the United States of trademark and trade name searches and information research.

         The Company's Business to Business Communications operations are conducted through several individual businesses, each of which is characterized by leading competitive positions within specialized market niches. Business to Business Communications includes: (i) Atwood Publishing, LLC and its affiliates (collectively, "Atwood"), the largest domestic independent publisher of exposition and association related publications and directories; (ii) Galaxy Information Services, LLC ("Galaxy"), the largest independent provider of trade show and convention registration, exhibitor information and "lead" management services in the United States and (iii) GEM Communications, LLC and its affiliates (collectively, "GEM"), the owner and operator of the World Gaming Congress, the world's largest trade show catering to the legalized gaming industry and the publisher of trade magazines directed to the legalized gaming industry, principally IGWB, the leading gaming industry magazine, and Casino Executive, the major magazine for casino management. In June, 1998, GEM acquired all the assets and rights to the International Gaming Business Exposition, a conference and trade show serving the casino gaming industry. In September 1998, GEM acquired all the stock of UK based InterGame Limited, the publisher of the leading series of publications for the international coin-operated amusement and gaming machines and amusement park businesses.

     As part of the Recapitalization, VS&A-T/SF and Fir Tree caused the Company, directly or indirectly, to contribute to Holdings LLC substantially all of the assets and liabilities of the predecessors of Atwood, Galaxy and GEM in exchange for a $45.0 million preferred equity interest in Holdings LLC and VS&A-T/SF and Fir Tree contributed $4.5 million to acquire the common equity interests in Holdings LLC in the same proportion as their ownership of the common stock immediately following the consummation of the Recapitalization. The preferred equity interest held, directly or indirectly, by the Company carries an 11% annual distribution rate and, together with a voting agreement among its wholly owned subsidiaries, gives the Company voting, operational and management control of Holdings LLC. As part of the Recapitalization, Holdings LLC contributed substantially all of the assets of the predecessors of Galaxy, Atwood and GEM into the Subsidiary LLCs. 99% of the common equity interests of each Operating LLC is owned by Holdings LLC and gives Holdings LLC voting, operational and management control of such entities and a 1% common equity interest of each Subsidiary LLC is owned by Operating LLC. The preferred equity interest in Operating LLC is owned by Holdings LLC and the common equity interests of Operating LLC are held by VS&A-T/SF and Fir Tree in the same proportion as their ownership of the common stock immediately following the consummation of the Recapitalization. Through its priority interest in Holdings LLC and Operating LLC, the Company has voting, operational and management control of Holdings LLC, Operating LLC and the Subsidiary LLCs. As a result of such control, the financial results of Holdings LLC, Operating LLC and the Subsidiary LLCs are included in the consolidated financial statements of the Company.

RESULTS OF OPERATION

         Revenues. Revenues of $27.4 million and $71.4 million for the three and nine months periods ended September 30, 1998, respectively, were $9.7 million (55%) and $16.8 million (31%) higher, respectively, than the same periods in the prior year. The Business to Business Communications segment Revenue totaled $17.7 million and $43.3 million for the three and nine months ended September 30, 1998, respectively, an increase of $8.5 million (93%) and $14.0 million (48%), respectively, over the three and nine months ended September 30, 1997. At GEM, the timing of World Gaming Congress (WGC) in September in 1998 ($5.7 million) versus October in 1997 ($5.3 million), contributed to a $6.5 million increase in revenue at GEM for the three months ended September 30, 1998, compared to the same period in 1997. At Galaxy, the return of several bi-annual trade shows, an overall increase in the number of shows completed through September 1998 and Galaxy Europe, which was not consolidated in the first quarter of 1997, contributed $2.0 million and $4.8 million to the revenue growth for the three and nine month periods ended September 30, 1998, respectively, over the same periods in the prior year. Atwood experienced modest revenue growth in the third quarter of 1998 compared to 1997, but increased revenue by 17% for the nine months ended September 30, 1998 compared with the same 1997 period principally as a result of the addition of Dallas Market Center business and strong periodical publishing advertising sales in the first half of 1998.

         The Information Services segment produced revenue of $9.5 million and $27.4 million for the three and nine month periods ended September 30, 1998, respectively, an increase of $1.1 million (13%) and $3.0 million (12%), respectively, over the same periods in 1997. CORSEARCH increased revenue 19% and 20% during the three and nine months periods of 1998, respectively, compared with the same periods of 1997. This return to double-digit growth from relatively flat revenue growth during 1997, compared with 1996, resulted from increased sales and marketing efforts. TISI's revenue increased 11% and 10% for the three and nine months ended September 30, 1998, respectively, over the same periods of 1997. TISI's revenue growth continues to be impacted somewhat by the enactment in late 1997 of Fair Credit Reporting Act regulations which have slowed the processing of employment history records. TISI's Crimesearch affiliate experienced an 89% increase in revenue for the nine month period ended September 30, 1998 reflecting growing demand for criminal records.

         Operating Costs. Operating Costs increased $2.8 million (23%) and $8.5 million (25%) for the three and nine month periods ended September 30, 1998, respectively. Operating Costs of the Business to Business Communications operations increased by $2.5 million (34%) and $7.0 million (33%) for the three and nine months ended September 30, 1998, respectively, on 93% and 48% higher revenue compared with the same periods in 1997. The increase for the nine months ended September 30, 1998 was attributable principally to the timing of the WGC, an increase in volume at Atwood, additional trade shows at Galaxy, inclusion of Galaxy Europe, and two new shows managed by GEM. For the third quarter 1998, higher operating cost were attributable principally to the timing of WGC and higher volume at Galaxy.

         Information Services Operating Costs increased 6% and 12% for the three and nine month periods ended September 30, 1998, respectively, compared to the same periods of 1997. The increase was attributable principally to higher research volume at CORSEARCH and higher criminal record and pre-employment screening volume at TISI, offset partially in the first half of 1998 by lower costs resulting from elimination of National Employment Screening Services, Inc., an unprofitable business venture, closed by TISI in 1997.

         General and Administrative Expenses. General and Administrative Expenses increased $380,000 (9%) and $325,000 (3%) for the three and nine months ended September 30, 1998, respectively, compared with the year ago periods. General and Administrative Expenses were favorably impacted during nine month period ended September 30, 1998 by elimination of NESS ($177,000), restructuring of two unprofitable magazines to consolidate overhead and lower corporate overhead (down $605,000 or 29%) resulting principally from elimination of the Tulsa, Oklahoma corporate office and establishment of a smaller corporate office in New York City. The favorable impact in General and Administrative Expenses was partially offset by approximately $87,000 and $533,000 for the three and nine months periods ended September 30, 1998, respectively, attributable principally to the consolidation of Galaxy Europe which was not included until May 1, 1997.

         Depreciation and Amortization. Depreciation and Amortization increased $1.0 million (81%) and $1.6 million (44%) during the three and nine months ended September 30, 1998, respectively, compared with the same periods in 1997. The Company has determined that its investment in certain foreign subsidiaries has become impaired. Accordingly, during the third quarter the Company established an $820,000 reserve, which is included in Depreciation and Amortization, to provide for this impairment. For the nine months ended September 30, 1998, capital spending increased principally to support new online products and expansion of capacity at CORSEARCH, additional reader rental boxes at Galaxy and computer system upgrades at TISI.

         Interest Expense. Interest Expense totaled $2.7 million and $8.0 million for the three and nine months ended September 30, 1998, respectively, compared with $116,000 and $401,000 for the same periods in 1997. The increase of $2.5 million and $7.6 million for the three and nine months ended September 30, 1998, respectively, resulted from interest on new debt incurred in connection with the Recapitalization.

         EBITDA. EBITDA increased $6.4 million and $7.7 million to $7.8 million and $16.1 million for the three and nine months ended September 30, 1998, respectively, compared with $1.5 million and $8.4 million, respectively, during the same 1997 periods. Excluding the timing impact of the WGC discussed above, EBITDA would have increased $3.0 million (205%) and $4.3 million (51%) for the three and nine months periods, respectively. The increase for the three months was principally attributable to higher EBITDA in the Business to Business Communications segment (up $2.0 million, excluding WGC) and the Information Services segment (up $597,000). The increase for the nine months ended September 30, 1998 was principally attributable to higher EBITDA in the Business to Business Communications segment (up $2.5 million, excluding WGC) and the Information Services segment (up $1.4 million) and lower corporate expenses (down $605,000-29%).

         EBITDA, as presented, represents operating income plus depreciation and amortization. EBITDA is included because management understands that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest expense, repay debt and make capital expenditures. Excluded from EBITDA are interest expenses, income taxes, depreciation and amortization, unusual gains, minority interest in consolidated subsidiaries, discontinued operations, net and extraordinary loss, net of tax, each of which can significantly affect the Company's

      E


results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. In connection with the Recapitalization, the Company: (i) borrowed $13 million under a $25.0 million revolving senior credit facility (the "Senior Credit Facility") with First Union National Bank ("FUNB"); (ii) issued $80.0 million aggregate principal amount of notes pursuant to a facility (the "Bridge Financing Facility") provided by First Union Corporation; and
(iii) received $40.0 million of equity contributions (the "Equity Contributions") from VS&A-T/SF and Fir Tree. On October 29, 1997, the Company completed the private sale to First Union Capital Markets Corp. (the "Initial Purchaser") of $100.0 million principal amount of Senior Subordinated Notes due 2007 (the "Old Notes") at a price of 97% of the principal amount thereof. The Initial Purchaser resold the Old Notes to a limited number of qualified institutional buyers at an initial price to investors of 100% of the principal amount thereof, with net proceeds to the Company of $97.0 million (the "Offering"). The Offering was a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Rule 144A and
Section 4 thereof. The net proceeds of the Notes sold pursuant to the Offering were applied to repay indebtedness incurred in connection with the Recapitalization under the Senior Credit Facility and the Bridge Financing Facility. On February 10, 1998, the Company offered to exchange up to $100,000,000 aggregate principal amount of Old Notes for up to an equal aggregate principal amount of new notes (the "New Notes" and, together with the Old Notes, the "Notes"). The New Notes are obligations of the Company entitled to the benefits of the Indenture (the "Indenture") relating to the Old Notes and the form and terms of the New Notes are identical in all material respects to the form and terms of the Old Notes except that the New Notes have been registered under the Securities Act and do not contain terms with respect to transfer restrictions. On September 1, 1998, the Company purchased $1.5 million of the New Notes at a price below par.

     The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under the Senior Credit Facility. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for the Company's working capital, capital expenditures and other needs. No assurance can be given, however, that this will be the case. As of September 30, 1998, the Company had $25.0 million of availability under the Senior Credit Facility. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. In addition, any future acquisitions by the Company would likely require additional financing.

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

     Capital Expenditures. Management anticipates that capital expenditures in 1998 will be approximately $6.5 million. The primary capital expenditures will be for computers, software, furniture and office equipment and to acquire additional "reader rental boxes" at Galaxy. TISI continues to offer its customers in the trucking industry credits for providing employment information to be utilized in its database, which credits can be used against charges for future services from such division. All of the credits earned are considered capital expenditures for the acquisition of such data. Management anticipates positive cash flow from operations in 1998, even after the anticipated capital expenditures for 1998. Thus, with the Company's available cash reserves and cash flow, management does not anticipate a need for capital during 1998 except for possible, and as yet unidentified, future acquisitions.

INFLATION

     Management anticipates the effect of inflation on the Company's operations during 1998 will be primarily limited to the effects which general inflation will have on costs in most areas in which the Company operates.

YEAR 2000 COMPLIANCE

GENERAL

TOIC's company-wide Year 2000 Project is proceeding on schedule. The project was begun in earnest during the second quarter of 1998 and is addressing the issue of information systems being unable to distinguish between the year 1900 and the year 2000. The general project phases common to all business units are:
(1) inventorying Year 2000 items; (2) assigning priorities to identified items;
(3) assessing the Year 2000 readiness of items determined to be material to the Company; (4) repairing or replacing material items that are determined not to be ready for the Year 2000; (5) testing repaired or replaced items; and (6) designing and implementing contingency and business continuation plans for all material items. At September 30, 1998, the inventory and priority assessment phases for each business unit had been completed and detailed remediation plans have been developed by business units considered to have material Year 2000 issues. Based on the inventory, TISI was determined to have material Year 2000 issues.

PROJECT

A dedicated TISI project team has been working on remediating core processing applications as well as assessing the readiness of the infrastructure portion of the systems. The project is on schedule overall and is 35% complete, with different phases of the schedule being between 25% and 70% complete. The portions of the project that are behind schedule are the portions that will require the least amount of time to complete. The most time consuming portions are on or ahead of schedule. The second half of 1999 is being reserved for final testing.

TISI's project is broken down by line of business and by steps in the value chain - customer interaction, order processing/delivery, information production/retrieval, billing, customer service, monitoring/management, infrastructure and extended enterprise. For packaged software and hardware components, TISI is evaluating vendors' statements about their products' readiness and developing test plans where the components are material and testing is possible. Several items have been identified as unready for the Year 2000 and plans are being made for remediation. All remediation in these areas is scheduled to be complete by the second quarter of 1999.

For applications that have been developed in-house, active inventorying and remediation has been underway since early in 1998. To date, all PC-based applications have been found to be ready for the Year 2000 or have required only minor changes, which have already been completed or will be completed before the end of 1998. TISI has completed a general inventory of its primary VMS-based processing applications and 70% of the detailed inventory. Remediation of these systems has been divided into two phases and TISI has completed nearly half of the first phase and nearly 20% of the second phase. All non-critical systems (defined as cosmetically impacted or internal-use reporting only) will be deferred until all critical systems have been remediated, tested and put back into production. System level and comprehensive testing is being performed throughout the remediation process. TISI expects that all critical application remediation will be completed by the end of the second quarter of 1999.

TISI and the Company's other business units are in the process of contacting significant external entities, assessing their Year 2000 readiness and developing action plans. The company expects to complete this survey by the end of first quarter 1999 and if necessary, will develop contingency plans based on the survey results.

COSTS

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $1.9 million. The total amount expended on the Project through September 30, 1998, was approximately $1.1 million, nearly all of which related to the cost to repair or replace software and related hardware problems. The estimated future cost of completing the Year 2000 Project is estimated to be approximately $800,000. Funds for the Project are included in existing operating budgets.

RISKS

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The primary business risk associated with Year 2000 is TISI's ability to provide employment screening information to customers without interruption. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to reduce significantly the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of material external entities. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced. The Company expects to develop contingency plan if it is determined that the Company or its external entities will not be materially Year 2000 compliant. Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements".


NEW ACCOUNTING PRONOUNCEMENTS

         The FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) in June 1997. SFAS 131 supersedes

FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. SFAS 131 replaces the "industry segment" concept of Statement 14 with a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization. It focuses on financial information that an enterprise's decision makers use to make decisions about the enterprise's operating matters. SFAS 131 is effective for financial statements issued for fiscal years beginning after December 15, 1997 and is not anticipated to have a significant impact on the Company's segment reporting. SFAS 131 has not been adopted for the interim period ending September 30, 1998.

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

FORWARD-LOOKING STATEMENTS

     This Quarterly Report for the three and nine months ended September 30, 1998 as well as other public documents of the Company contains forward-looking statements which involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "seek," "plan," as well as variations of such words and similar expressions, are intended to identify forward-looking statements. While management believes these statements are reasonable, actual results could differ materially from those projected by such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                    PART II
                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  List of Exhibits:

Financial Data Schedule (Exhibit 27)

(b)      Reports on Form 8-K

         The Registrant filed a report on Form 8-K dated September 1, 1998 reporting on Items 2 and 7 during the quarter ending September 30, 1998. Financial statements were not filed with this Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      November 12, 1998

                                   THE OFFICIAL INFORMATION COMPANY

                                      /s/  Ian L.M. Thomas
                                 By ________________________________________
                                      IAN L. M. THOMAS
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                      /s/  Steven J. Hunt
                                 By ________________________________________
                                      STEVEN J. HUNT
                                      CHIEF FINANCIAL OFFICER