Form 10-K
period 1998-12-31
OFFICIAL INFORMATION CO
filed 1999-03-31
CIK 847841

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X   ANNUAL REPORT PURSUANT TO RULE 15d-2 PROMULGATED UNDER THE SECURITIES
---  EXCHANGE ACT OF 1934 CONTAINING FINANCIAL STATEMENTS AND INCORPORATING
                      CERTAIN OTHER INFORMATION THEREIN

                  For the fiscal year ended December 31, 1998

                                       OR


 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to __________________

                         Commission file number 1-10263

                        THE OFFICIAL INFORMATION COMPANY

             (Exact name of registrant as specified in its charter)

DELAWARE                                                         73-1341805
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)
250 West 57th Street, Suite 2421, New York, New York                10019
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (212) 247-5160

Securities registered pursuant to Section 12(b) or 12(g) of the Act:  None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 29, 1999, 112,367 shares of common stock were outstanding, of which 72,367 were owned by VS&A T/SF, L.L.C. 34,541, 3,831 and 1,628 were owned by Fir Tree Value Fund LP., Fir Tree Institutional Value Fund L.P. and Fir Tree Value Partners L.D.C., respectively.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         The Official Information Company (formerly known as T/SF Communications Corporation), a Delaware corporation formed in 1989 (together with its subsidiaries, the "Company"), is a diversified business media, communications and information company which principally operates two lines of business: (i) business and professional database information services ("Information Services") and (ii) business to business communications, publishing and related marketing services ("Business to Business Communications"). Information Services includes: (i) Total Information Services, Inc. ("TISI"), which, with its proprietary database, is the leading provider of comprehensive pre-employment screening information used by the trucking industry to facilitate compliance with U.S. Government regulations and
(ii) CORSEARCH, Inc. ("CORSEARCH"), the second largest provider in the United States of trademark and trade name research to law firms and corporations. Business to Business Communications is conducted through several individual businesses, each of which is characterized by leading competitive positions within specialized market niches. Business to Business Communications includes:
(i) Atwood Publishing, LLC (together with its subsidiary and affiliates, "Atwood"), the largest domestic independent publisher of exposition and association related publications and directories; (ii) Galaxy Information Services, LLC ("Galaxy"), the largest independent provider of trade show and convention registration, exhibitor information and "lead" management services in the United States and (iii) GEM Communications, LLC (together with its subsidiaries and affiliates, "GEM"), which owns and operates the World Gaming Congress(R), the world's largest trade show catering to the legalized gaming industry, and publishes trade magazines directed to the legalized gaming industry, principally IGWB (formerly International Gaming and Wagering Business), the leading publication catering to gaming industry executives. In June 1998, GEM acquired all the assets and rights to the International Gaming Business Exposition, a conference and trade show serving the casino gaming industry. In September 1998, GEM acquired all the stock of UK based InterGame Limited, the publisher of the leading series of publications for the international coin-operated amusement and gaming machines and amusement park businesses. This transaction was accounted for as a purchase. The Company's consolidated revenues and adjusted EBITDA (as defined herein) for the year ended December 31, 1998 were approximately $96 million and $22 million, respectively. Of such consolidated revenues, approximately 38% represented Information Services and approximately 62% represented Business to Business Communications. Of such adjusted EBITDA, approximately 51% represented Information Services and approximately 49% represented Business to Business Communications.

     Pursuant to a tender offer (the "Tender Offer") completed on October 9, 1997 by the Company for its common stock, a purchase consummated on October 9, 1997 (the "Stock Purchase") by a subsidiary of VS&A-T/SF, L.L.C. ("VS&A-T-SF") of 881,988 shares of common stock, the repurchase consummated on October 9, 1997 by the Company of certain employee stock options (the "Option Repurchase"), a reverse stock split of the shares of common stock consummated on February 27, 1998 that resulted in the elimination of all shares of common stock other than those held by VS&A-T/SF and Fir Tree Value Fund, LP., Fir Tree Institutional Value Fund L.P. and Fir Tree Value Partners L.D.C. (collectively, "Fir Tree" and, together with VS&A-TSF, the "Equity Investors") (together with certain related transactions, the "Second Step Transaction"), and the drop down restructuring consummated on February 27, 1998 (the "Drop Down Restructuring"), in each case as described below, the Company was recapitalized and VS&A-T/SF and Fir Tree own approximately 64.4% and 35.6% of the common stock, respectively. The Tender Offer, Stock Purchase, Option Repurchase, Second Step Transaction and Drop Down Restructuring are collectively referred to herein as the "Recapitalization." Unless otherwise indicated, references herein to numbers of shares of common stock reflect the capitalization of the Company after giving effect to the reverse stock split effected on February 27, 1998 as part of the Second Step Transaction.

     As part of the Recapitalization, VS&A-T/SF and Fir Tree caused the Company, directly or indirectly, to contribute to T/SF Holdings, LLC ("Holdings LLC") substantially all of the assets and liabilities of the predecessors of Atwood, Galaxy and GEM in exchange for a $45.0 million preferred equity interest in Holdings LLC and VS&A-T/SF and Fir Tree contributed $4.5 million to acquire the common equity interests in Holdings LLC in the same proportion as their ownership of the common stock immediately following the consummation of the Recapitalization. These common equity interests in Holdings LLC and all earnings and losses in excess of the preferred stockholders' annual distributions are reflected as minority interests. The preferred equity interest held, directly or indirectly, by the Company carries an 11% annual distribution rate and, together with a voting agreement gives the Company total voting, operational and management control of Holdings LLC. As part of the Recapitalization, Holdings LLC contributed substantially all of the assets of the predecessors of Galaxy, Atwood and GEM into several limited liability companies (the "Operating LLCs"). At the time of the Recapitalization, 99% of the common equity interests of each Operating LLC were owned by Holdings LLC and gave Holdings LLC voting, operational and management control of such entities and a 1% common equity interest of each Operating LLC was owned by T/SF Operating, LLC ("Operating LLC"). The preferred equity interest in Operating LLC was owned by Holdings LLC and gave Holdings LLC voting, operational and management control of Operating LLC and the common equity interests of Operating LLC were held by VS&A-T/SF and Fir Tree in the same proportion as their ownership of the common stock immediately following the consummation of the Recapitalization. On December 31, 1998, Operating LLC was merged into Holdings LLC, with Holdings LLC being the surviving entity. As a result of such merger, Holdings LLC currently owns all of the common equity interests of each Operating LLC. A chart illustrating the Company's ownership structure set forth above is available upon request. In lieu of such chart, which is unavailable on EDGAR, the following description is useful:

The Company conducts its business through several corporate and limited liability company subsidiaries as follows:

1. Corporate Subsidiaries: The Company owns, directly or indirectly, several active corporate subsidiaries through which it conducts certain of its businesses such as Corsearch and TISI.

2. Limited Liability Company Subsidiaries: The Company, together with certain of its active corporate subsidiaries, owns all of the outstanding preferred interest in Holdings LLC, which holds all of the outstanding interest in the several operating limited liability companies through which TOIC conducts certain of its business such as GEM, Atwood and Galaxy. There is also common interests of Holdings LLC which are held by TOIC stockholders as described above.

Holdings LLC, Operating LLC and the Operating LLCs are collectively referred to herein as the "LLC's." As a result of the control of the LLCs by the Company, the financial results of the LLCs are included in the consolidated financial statements of the Company as described more fully in Note 5 of the Company's financial statements included herein.

INFORMATION SERVICES

     Information Services provides specialized information and database management services to selected market segments through TISI, a leading supplier of pre-employment screening and CORSEARCH, the second largest supplier in the United States of trademark and trade name searches and information research.


     TISI

     Pre-Employment Screening Services

     TISI, through its comprehensive databases, provides pre-employment screening information and services to selected vertical markets that by government regulation or business characteristic require a comprehensive candidate background investigation prior to hiring.

     Transportation Industry

     TISI, which since 1983 has operated its transportation services business under the trade name DAC Services ("DAC"), is the leading supplier of comprehensive pre-employment screening information to the trucking industry and a provider of driving record-related and other risk assessment and underwriting information to the insurance industry. DAC, endorsed by the American Trucking Associations since 1986 and the trucking associations of 41 states, currently maintains a computer network providing on-line electronic access to a proprietary employment history database of over 2.9 million job records concerning over 1.6 million truck drivers. Management believes the demand for the information in its DAC database is driven primarily by federal government regulation, the Company's ability to provide the information on a timely basis and the Company's success in marketing to the "truckload" segment of the trucking industry, which historically exhibits high driver turnover. "Truckload" carriers, such as J.B. Hunt and Schneider, typically are differentiated from "route" carriers and "private fleet" carriers in that "truckload" carriers are hired by third parties and do not have the steady, predetermined routes of a "route" carrier, nor do they operate as an individual corporation's captive "private fleet" (e.g., a retailer's "private fleet" of delivery trucks). As a result, the Company believes the unpredictable nature of a driver's job for a "truckload" carrier leads to inherently high driver turnover, which can be more than 100% per year for some trucking companies. As federal regulations require extensive screening of new truck drivers, this high turnover rate creates demand for DAC's services.

     DAC has virtually instantaneous computer access to Motor Vehicle Records
(MVRs) maintained by 30 states and alternative methods to access the MVRs of the remaining 20 states. In addition, DAC maintains a database which contains certain workers' compensation records from 36 states, which may be used by prospective employers either to detect employers that have been omitted by a prospective employee in his or her employment application or to determine job suitability. In 1998, DAC began offering a manual searching capability for many of those states which the workers' compensation records are not in DAC's database.

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

     DAC obtains its MVRs, workers' compensation and criminal records information from state or county archives, utilizing a nationwide network of agents and representatives, direct computer connections and proprietary databases. The information is resold at a mark-up over state and county fees for such information. In 1998, the information was resold to approximately 14,000 customers.

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

     Gaming Industry

     During 1998 TISI formed World Gaming Network (WGN) to provide pre-employment screening services to the casino gaming industry. Employment in the casino gaming industry exceeds 400,000 people and is growing at 15% annually. The industry spends approximately $28 million annually for employee background screening. WGN, based on the successful DAC model, plans to provide comprehensive employment history, criminal record, credit report, employment verification and reference information and services to the industry.

     Healthcare Industry

     TISI also formed Healthcare Employment Screening Services (HESS) during 1998 to provide pre-employment screening services to the home healthcare and nursing home industries. Much like the trucking industry, employers in these industries are required by Federal and various State regulations to conduct comprehensive background checks on prospective employees. HESS plans to offer a comprehensive pre-employment screening service to this industry based on the successful DAC model.

     INSURANCE INDUSTRY SERVICES

     In addition to providing MVRs to the transportation industry, the Company is also a leading supplier of MVRs to the insurance industry for the screening of insurance applications. The Company, endorsed by the Professional Insurance Agents' Association, provides over 5,000 insurance industry customers' access to the Company's computer network to request MVRs and other information. Approximately 85% of these customers are insurance agents, with the remaining 15% representing branch offices, managing general agents, brokers and a small number of regional and home office locations. These customers primarily utilize the Company's data in assessing insurance underwriting risk and also purchase the Company's workers' compensation and credit report information. In its effort to provide more complete information to its insurance industry customers, May 1995 the Company became a licensed reseller of Choice Point's CLUE(R) database, an insurance company database of previous insurance claims which allows insurance companies to access claims data for underwriting purposes.

     CRIMINAL RECORDS SERVICES

     CrimeSearch, Inc., a wholly owned subsidiary of TISI, is a leading provider of criminal and civil court records and criminal record research to the pre-employment screening and legal industries. Through it's network of 750 researchers CrimeSearch accesses criminal records in all counties in the United States, Puerto Rico and all US territories and Canadian provinces. CrimeSearch, acquired by TISI in 1996, has experienced strong demand for its services. 1998 revenue from external sources increased more than 100%.

     ELECTRONIC DATA INTERCHANGE SERVICES

     In 1997, DAC developed a product line called MessageXpress(R), which provides electronic business communication services to transportation motor carriers. DAC sold the assets associated with this product in January 1999.

     CORSEARCH(R)

         CORSEARCH, acquired by the Company in 1996, is believed to be the second largest provider of trademark and trade name research services in the United States. CORSEARCH provides comprehensive trademark and trade name searches for 800 law firm and corporate clients. The number of basic trademark and trade name searches executed by CORSEARCH was approximately 22,165 in 1998 an increase of 11% over 1997.

     CORSEARCH currently searches three major classifications of trademark information for its customers: (i) through its proprietary database, CORBASE(R), the Company searches all federal trademarks that have been filed with and registered by the U.S. Patent and Trademark Office("PTO"); (ii) through its proprietary database CORSTATE(R), the Company searches trademarks that have been filed with the Secretary of State offices of the 50 states and Puerto Rico and (iii) through databases licensed to the Company by third parties, the Company searches for common law usages of company names, product names, trade names and brand names appearing in thousands of magazines, monographs, journals, newspapers, press releases and periodicals.

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

     CORSEARCH also has international search capabilities, primarily in selected European countries, Canada and Mexico, and provides access to an international database of pharmaceutical trademarks in use in 49 countries. In 1998 an Internet-based search service called CORSEARCH(R) OnLine was introduced which serves as a quick and easy research tool for clients to "screen" the availability of trademarks and trade names before undertaking more expensive searches.


BUSINESS TO BUSINESS COMMUNICATIONS

     The Company's Business to Business Communications operations are conducted through several individual businesses, each of which is characterized by leading competitive positions within specialized market niches. Business to Business Communications includes: (i) Atwood, the largest domestic independent publisher of exposition and association related publications and directories;
(ii) Galaxy, the largest independent provider of trade show and convention registration, exhibitor information and "lead" management services in the United States and (iii) GEM, the world's leading owner and operator of trade shows and publisher of trade magazines directed to the international legalized gaming industry.


   ATWOOD

     Atwood, founded in 1982, is the leading independent publisher of daily trade show and convention newspapers, directories, and related publishing products that are directed to the attendees of U.S. trade shows and conventions. Atwood competes primarily with trade magazines and the owners and operators of expositions with in-house publishing capabilities who participate only in their particular industry and do not have diverse markets or the capabilities of Atwood. Atwood also publishes the trade journal EXPO, the official publication of the International Association of Exposition Management, and Presenting: Communications, a publication covering the audio-visual presentation industry, and maintains an Internet website which is a database for trade show managers and exhibitors.

     Approximately 70% of Atwood's 1998 revenues were derived from its publication of dailies and directories. During 1998, Atwood provided publishing, communication or promotional services to approximately 51,000 exhibitors at approximately 155 trade shows and conventions, including 30 of the "Tradeshow 200" exhibitions. Of the 155 trade shows to which Atwood provided services in 1998, 60% represented trade shows served by Atwood in 1997. Related products provided by Atwood include pre- and post- convention materials, literature kiosks and LeSack, a plastic bag filled with literature, publications, product samples and other marketing information that is distributed to attendees. Atwood also produces advertising and marketing products such as Internet Guides, specialty products and restaurant and city guides distributed to show attendees. Atwood provides magazine publishing related services to trade associations, including editorial content, layout and design of trade publications, advertising sales and circulation services. Atwood's digital group provides CD ROMs, Internet applications, electronic conference planners and buyer's guides.

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

   GALAXY

     Galaxy, founded in 1982, markets its comprehensive registration services, automated "lead" management products and information services on an exclusive basis to trade associations, promoters, exhibitors and attendees of exposition and trade shows and conventions. Galaxy serves over 60,000 exhibitors and nearly 3 million attendees annually. Among Galaxy's active clients are 51 of the "Tradeshow 200" exhibitions, including four of the top five such exhibitions. Of the 243 trade shows Galaxy provided services to in 1998, 83% represented trade shows served by Galaxy in 1997.

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

     Galaxy introduced a series of new information products during 1998 targeted towards show managers, attendees, and exhibitors. InfoManager is a breakthrough in the delivery of registration data to the show manager. Using InfoManager, the show manager has 24-hour access to their show registration data via the Internet. InfoManager provides a variety of reports accessing current and historical data. Matchmaker is Galaxy's first information product specifically targeted to the attendee market. Using Matchmaker, the attendee can receive via printed form or the Internet (expected in early 1999) a complete list of all of the exhibits that they visited. In addition, valuable information on each exhibitor is provided by the Matchmaker product. Lead Assistant, introduced in late 1998, converts exhibitors' leads captured through Galaxy's EXPOCARD into standard formats that are compatible with all of the popular database management packages.

     Galaxy Classics provides graphic design and printing services to its and Atwood's convention and trade show and trade association customers, as well as to select customers in the geographic areas surrounding Galaxy's headquarters in Frederick, Maryland. Services include customized graphic design for multimedia use and printing services, primarily for promotional and marketing purposes.

     Several of Galaxy's customers hold trade shows on a bi-annual or tri-annual basis. Consequently, Galaxy's revenues vary from year to year. The following table sets forth, for the years ended December 31, 1996, 1997 and 1998, the percentage of revenues of Galaxy generated from trade shows of varying frequencies.

                                                        Years Ended December 31,
                                                      --------------------------
                                                        1996       1997   1998
                                                       -------   -------  ------
     Annual Shows.................................       85%       95%       90%
     Bi-Annual Shows..............................       11         3         9
     Tri-Annual Shows.............................        3         1         1
     Other Shows..................................        1         1         0
                                                       -------   -------  ------
                                                        100%      100%      100%
                                                       =======   =======  ======

     GEM

     GEM, founded in 1986 is the leading global provider of business information and marketing resources for the legalized gaming industry. GEM owns and operates the World Gaming Congress and EXPO, the largest legalized gaming industry trade show in the world and the only trade show endorsed by the American Gaming Association as the organization's official trade show. The conference traditionally has been held annually in Las Vegas during September or October of each year. Consequently, GEM's financial results are skewed towards the second half. In 1998, the World Gaming Congress sold approximately 195,000 square feet of exhibition space and included approximately 23,000 attendees, an increase from 116,200 square feet and 17,500 attendees in 1994. In June 1998, GEM acquired all the assets and rights to the International Gaming Business Exposition, a conference and trade show serving the casino gaming industry. In September 1998, GEM acquired all the stock of UK based InterGame Limited, the publisher of the leading series of publications for the international coin-operated amusement and gaming machines and amusement park businesses.

     GEM publishes several trade magazines directed to the legalized gaming industry, including IGWB. IGWB, with a qualified audited circulation of over 25,000, is the leading trade journal directed to the worldwide legalized gaming industry. In addition, the Company owns Casino Executive, LLC (the successor to Casino Publishing Company), the publisher of Casino Executive, a trade magazine directed to casino management executives in North America.

     During 1998, GEM had a 49% interest in Gaming for Africa Expo, a gaming trade show and conference held in South Africa, and Gaming for Africa, the leading trade magazine for gaming in Sub-Saharan Africa. Effective as of January 1, 1999, GEM acquired, in a series of transactions, the business of Gaming for Africa Expo and Gaming for Africa.


COMPETITION

     Each of the Company's businesses is in competition with other suppliers and vendors of services or products similar to those provided by the Company and many of such competitors are significantly larger and have greater resources than the Company. The following is a brief description of the competitive environment in which each of the Company's businesses operates.


     TISI

     TISI has a leading market position in the trucking industry. In the insurance industry, there are two TISI competitors which are significantly larger and sell significantly more MVRs than TISI, as well as many regional providers. Management believes that TISI's ability to maintain and grow its MVR business in the insurance industry is dependent upon its ability to continue to resell Choice Point's CLUE(R) data, as described above. Choice Point is the largest competitor selling MVRs to the insurance industry. Competitors in the casino gaming industry include Choice Point, Accufact and IRCS. Competition in the home healthcare industry is fragmented along regional lines. Choice Point and Background America, another regional firm, are believed to be the largest competitors. Background America was recently acquired by Kroll-O'Gara Company. Management believes that no other competitor has developed a national vertical market strategy based on the DAC employment history record concept.


     CORSEARCH

     The trademark search business is dominated by Thomson & Thomson. Thomson & Thomson is owned by a large international media/information conglomerate. There is also one smaller competitor which, while doing fewer searches than CORSEARCH, is owned by a large publishing/information company which specializes in selling to law firms.

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


     GEM

     In the gaming trade show business, there is one other significant U.S. show (which is smaller than World Gaming Congress ), a large show held in London each year (ATEI), and a variety of smaller niche or regional shows and conferences throughout the world. A few of these are owned or managed by competitors which are significantly larger than GEM. On February 4, 1999 the Company announced that it had entered into discussions with ATE, Ltd.
for the acquisition of ATEI.

     From a publishing standpoint, there is one other significant competitive magazine serving the U.S. casino industry and several successful magazines and newsletters serving vertical niches of the gaming industry in the U.S. and worldwide industry, such as lotteries and pari-mutuals. Internationally, there are a few magazines, particularly in Europe, which successfully serve the casino industry and compete with the Company. To management's knowledge, none of such competitors are significantly larger than GEM. In addition, GEM must compete with other media for advertising dollars, such as direct mail and direct selling. The latter is particularly important for potential U.S. casino advertisers as so much of the industry is concentrated in a few locations.

SEASONAL FACTORS

The exposition services business is affected by the timing of conventions and trade shows, with most such shows operating in the March-May and September-November time frames. IGWB's results are significantly impacted by the timing of its largest affiliate owned trade show, World Gaming Congress, which was held in October in 1996 and 1997 and in September in 1998.

EMPLOYEES

     As of January 31, 1999, the Company employed 692 persons on a full-time basis including 283 in Information Services, 404 in Business to Business Communications and five at the Company's corporate offices. None of the Company's employees are subject to collective bargaining agreements. The Company considers relations with its employees to be satisfactory. Most employees are salaried, with sales personnel receiving commissions on sales.

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

     The FCRA was amended in 1997, effective October 1, 1997. Such amendments required DAC's customers to significantly increase their compliance activities and made it more difficult for them to utilize DAC's products. DAC was successful in obtaining passage of additional amendments in November, 1998 which granted relief to the trucking industry for the most burdensome of these requirements. While prior to the most recent amendments DAC's business was negatively impacted by the 1997 amendments, the Company does not expect any significant long-term impact from this legislation.

     In the 15 years it has been in business, TISI has not been found liable for any violations of the FCRA, the ADA or similar state laws. The Company did settle one case out of court for a nominal amount to avoid litigation expenses. There can be no assurance, however, that the Company will not be found liable for any such violations and that, if found so liable, the Company will not be subject to adverse judgments in substantial amounts. In addition, there can be no assurance that the FCRA, the ADA or similar state laws will not be amended or subjected to different judicial or administrative interpretation in the future. It is not possible at this time to predict the impact that any such change might have on the Company's results of operations, financial condition or liquidity.

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


FOREIGN SALES

     The Company's net revenues for 1997 and 1998 to customers outside the U.S. and Canada were $2.0 million and $5.1 million, respectively, representing 2.5% and 5.3% of net revenues, respectively. All of such 1997 and 1998 net revenues are attributable to Business to Business Communications.


TRADEMARKS, LICENSES AND PATENTS

     The Company has registered numerous trademarks, including DAC Services(R), CORSEARCH(R), CORSTATE(R), CORBASE(R), EXPO(R), World Gaming Congress(R) and IGWB(R), in the United States and, in certain cases, in foreign countries in which the Company does business. The Company believes that it owns or licenses all intellectual property rights necessary to conduct its business.


ITEM 2. PROPERTIES

         The Company conducts its principal operations at the facilities set forth below:


                        LOCATION                             SQUARE FOOTAGE                      LEASED/OWNED
                        --------                             --------------                      ------------
Information Services:
     Tulsa, Oklahoma (TISI) (1)                                   40,650           Leased (Expires June 1999)
     New York, New York (CORSEARCH)                               22,000           Leased (Expires February 2009)
Business to Business Communications:
     Frederick, Maryland (Galaxy)                                 51,000           Leased (Expires January 2003)
     Overland Park, Kansas (Atwood)                               22,715           Leased (Expires May 2000)
     New York, New York (GEM) (2)                                  2,504           Sub-leased (Expires October 2001)
     Las Vegas, Nevada                                             2,676           Leased (Expires May 2003)
Corporate:
     New York, New York                                            1,679           Leased (Expires October 2003)


------
(1) TISI also leases office space in Chicago, Illinois.


     The Company sold its office space in Tulsa, Oklahoma in 1998.

     Management believes that its facilities are suitable and adequate for its immediate needs and that additional or substitute space is available if needed to accommodate expansion.

         As a result of the merger of Tribune/Swab-Fox Companies, Inc. ("Tribune/Swab-Fox") with and into the Company, the Company acquired a 49.99% membership interest in 1995 Land Company, L.L.C., an Oklahoma limited liability company which owns undeveloped real estate in Tulsa, Oklahoma. The majority member of this entity has sole management responsibility for this property and the entity's business. The entity purchased three significant parcels of raw land from the Company on December 30, 1994 for approximately $1.4 million in cash and notes. In 1998, the Company sold its interest in 1995 Land Company for $1,425,000 and recognized a gain of approximately $80,000.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         After giving effect to the Recapitalization consummated on February 27, 1998, VS&A-T/SF and Fir Tree owned approximately 64.4% and 35.6% of the common stock, respectively. VS&A-T/SF is controlled by VS&A Communications Partners II, L.P. ("VS&A Fund II"), a private equity fund affiliated with Veronis, Suhler & Associates, Inc. ("VS&A"), an investment banking and research firm specializing in the media and communications industry. Other investors in VS&A-T/SF include two institutional investors and an affiliate of Ian L. M. Thomas, the President and Chief Executive Officer of the Company. There is no established public trading market for the Company's common stock. No dividends were declared or paid during 1998. The terms of the Company's $25,000,000 Credit Agreement and 10 3/8 % Senior Subordinated Notes Due 2007 (the "Notes") currently restrict the ability of the Company to pay dividends or make distributions to its shareholders. See the Consolidated Financial Statements of the Company and the Notes thereto.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial data for each of the last five years.


                                                                             Years Ended December 31,
                                                                       ----------------------------------
                                                          1994           1995           1996         1997         1998
                                                         ------         ------         ------       ------       ------
                                                                              (dollars in thousands)
Statement of Operations Data (1):
  Revenues
    Information Services (a)...................         $15,091        $17,950        $23,925      $31,690     $ 36,102
    Business to Business Communications (b)....          39,665         53,089         42,891       49,403       59,455
    Corporate and other........................           2,163          1,039          1,826        1,366          880
                                                         ------         ------         ------       ------       ------
      Total revenues...........................          56,919         72,078         68,642       82,459       96,437
                                                         ------         ------         ------       ------       ------

  Expenses
    Operating costs............................          35,069         39,665         40,314       43,160       51,707
    General and administrative expenses........          11,862         11,841         15,207       24,041       22,640
    Recapitalization and Reorganization Expenses             --             --             --       21,774           --
    Depreciation and amortization..............           3,118          3,601          4,018        4,996       7,078
                                                         ------         ------         ------       ------       ------
      Total expenses...........................          50,049         55,107         59,539       93,971      81,425
                                                         ------         ------         ------       ------       ------
  Operating income (loss)......................           6,870         16,971          9,103      (11,512)     15,012
  Interest expense.............................             736            859            581        3,696      10,676
                                                         ------         ------         ------       ------       ------

  Income (loss) before income taxes and other
    Items......................................           6,134         16,112          8,522      (15,208)      4,336
  Income tax (provision) benefit...............          (2,589)           (58)        (3,101)       2,636      (1,329)
  Minority interest in consolidated subsidiaries           (981)          (266)            --           --      (2,491)
  Discontinued operations, net (2).............          (2,816)            37             --           --          --
                                                         ------         ------         ------       ------       ------
    Net income (loss)..........................          $ (252)       $15,825        $ 5,421    $ (12,572)     $  516
                                                         ======        =======        =======    =========     ========


                                                                             Years Ended December 31,
                                                                       ----------------------------------
                                                          1994           1995           1996         1997         1998
                                                         ------         ------         ------       ------       ------
                                                                               (dollars in thousands)
Other Financial Data (1):
  Capital expenditures.........................         $ 4,382        $ 2,589       $ 2,641       $ 5,541     $ 6,503
  EBITDA (3)...................................           9,988         20,572        13,121        15,258      22,044
  EBITDA margin (3)............................            17.5%          28.5%         19.1%         18.5%%      22.9%
  Ratio of earnings to fixed charges (4).......             9.3x          19.8x         15.7x           --         1.4x


                                                                   As of
                                                             December 31, 1998
                                                             -----------------
Balance Sheet Data:
  Cash and equivalents......................................    $3,878
  Total assets..............................................    74,534
  Total debt................................................   100,752
  Stockholders' deficit.....................................   (54,193)


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

     (a) With respect to Information Services, the Company acquired CORSEARCH and CrimeSearch in August 1996.

     (b) With respect to Business to Business Communications, the Company: (i) acquired the stock of Galaxy in March 1994; (ii) sold the assets of Shopper's Guide, Inc. (the "New Jersey Shopper"), a shopper-newspaper operation, in April 1994; (iii) sold three trade journals and related assets in July 1995; (iv) acquired 88% of Casino Publishing Co. effective February 1, 1997 and the remainder effective January 31, 1998 (v) acquired a majority of Galaxy Expocard Europe, B.V. in May 1997, (vi) acquired IGBE in June 1998 and (vii) acquired InterGame, Limited in September 1998.

(2) Restated to reflect real estate as a discontinued operation as of November 30, 1994.

(3) EBITDA is included because management understands that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest expense, repay debt and make capital expenditures. Excluded from EBITDA are interest expense, income taxes, depreciation and amortization, recapitalization and reorganizational expenses, unusual gain (including gains on disposition of real estate in 1998), minority interest in consolidated subsidiaries, discontinued operations, net and extraordinary loss, net of tax, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. EBITDA margin represents EBITDA as a percentage of total revenues.

(4) In computing the ratio of earnings to fixed charges: (a) earnings have been based on income from continuing operations before income taxes and fixed charges and (b) fixed charges consist of interest and amortization of debt discount expense. The coverage deficiency for the year ended December 31, 1997 was approximately $15.2 million.

FORWARD-LOOKING STATEMENTS

     This Annual Report for the year ended December 31, 1998 as well as other public documents of the Company contains forward-looking statements which involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Annual Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "seek," "plan," as well as variations of such words and similar expressions, are intended to identify forward-looking statements. While management believes these statements are reasonable, actual results could differ materially from those projected by such forward-looking statements. See "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a diversified business media company which principally operates two lines of business: (i) business and professional information services and (ii) business to business communications, publishing and related services. On May 25, 1995, Tribune/Swab-Fox, parent of the Company, merged with and into the Company. Though the Company was the surviving legal entity in the merger, because Tribune/Swab-Fox owned 78% of the Company's common stock prior to the merger, the transaction is accounted for as a recapitalization of Tribune/Swab-Fox with Tribune/Swab-Fox as the survivor (i.e., a downstream merger). Accordingly, the historical financial statements of the Company, as the surviving legal entity, are those historical financial statements of Tribune/Swab-Fox.

     In February 1997, the Company increased its ownership in Casino Publishing Company, publisher of the trade journal, Casino Executive, to 88%, which is included in the Company's consolidated operations since that date. Effective January 31, 1998, the Company acquired the remaining interests in Casino Publishing Company. In June, 1998, GEM acquired all the assets and rights to the International Gaming Business Exposition, a conference and trade show serving the casino gaming industry. On September 1, 1998, GEM acquired all the stock of UK based InterGame Limited, the publisher of the leading series of publications for the international coin-operated amusement and gaming machines and amusement park businesses. Effective May 1, 1997, the Company acquired a majority ownership in Galaxy Expocard Europe B.V. and increased its ownership to 73% effective July 1, 1997. On August 15, 1996, the Company acquired 100% of the outstanding capital stock of CORSEARCH, which has been accounted for as a purchase. CORSEARCH provides trademark and trade name research and is included in the Company's consolidated operations since that date. On August 1, 1996 the Company acquired all of the assets of CrimeSearch, Inc.

During 1998, GEM had a 49% interest in Gaming for Africa Expo, a gaming trade show and conference held in South Africa, and Gaming for Africa, the leading trade magazine for gaming in Sub-Saharan Africa. Effective as of January 1, 1999, GEM acquired, in a series of transactions, the business of Gaming for Africa Expo and Gaming for Africa.

Consolidated Operations

     The following table summarizes the Company's historical results of operations as a percentage of revenue for the years ended December 31, 1996, 1997 and 1998:


                                                                              Years Ended December 31,
                                                                              ------------------------
                                                                           1996       1997       1998
                                                                          ------     ------     ------
Revenues:
     Information Services.............................................     34.8%      38.4%      37.4 %
     Business to Business Communications..............................     62.5       59.9       61.7
     Corporate and other..............................................      2.7        1.7        0.9
                                                                          ------     ------     ------
          Total revenues..............................................    100.0      100.0      100.0
Expenses:
     Operating costs..................................................     58.7       52.3       53.6
     General and administrative expenses..............................     22.2       29.2       23.5
     Recapitalization and reorganization expenses.....................       --       26.4          --
     Depreciation and amortization....................................      5.8        6.1        7.3
                                                                          ------     ------     ------
          Total expenses..............................................     86.7      114.0       84.4
                                                                          ------     ------     ------
Operating Income (Loss) before interest and income taxes..............     13.3%     (14.0)%     15.6%
                                                                          ======     ======     ======
EBITDA Margin.........................................................     19.1%      18.5%      22.9%
                                                                          ======     ======     ======


RESULTS OF OPERATIONS

   Year Ended December 31, 1998 Versus Year Ended December 31, 1997

         Revenues. Revenues of $96.4 million for the twelve months period ended December 31, 1998, were $14.0 million (17%) higher than 1997. Business to Business Communications segment Revenue totaled $59.5 million for the twelve months ended December 31, 1998, an increase of $10.1 million (20%), over 1997. At GEM, increased advertising and trade show volume and inclusion of the InterGame results since September 1, 1998 contributed $2.3 million to the growth. At Galaxy, the return of several bi-annual trade shows, an overall increase in the number of shows completed during 1998 and Galaxy Europe, which was not consolidated in the first quarter of 1997, contributed $5.8 million to 1998 revenue growth. Atwood increased revenues by 10% during 1998 compared with 1997 principally as a result of the addition of Dallas and Atlanta Market Center business and strong periodical publishing advertising sales and 37% growth in EXPO, a trade magazine directed at the U.S. convention and exposition industry.

         The Information Services segment produced revenue of $36.1 million for the twelve month period ended December 31, 1998, an increase of $4.4 million (14%) over 1997. Corsearch increased revenue 13% during 1998, compared with 1997. This return to double-digit growth from relatively flat revenue growth during 1997, compared with 1996, resulted from increased sales and marketing efforts. TISI's revenue increased 14% contributing $3.4 million to revenue growth during 1998 over 1997, principally from increased demand for TISI's pre-employment screening information and services and a 103% increase in 1998 revenue at TISI's Crimesearch affiliate reflecting growing demand for criminal records.

         Operating Costs. Operating Costs totaled $51.7 million, an increase of $8.5 million (20%) for the twelve months ended December 31, 1998. Operating Costs of the Business to Business Communications operations increased by $5.5 million (21%) for 1998, compared with 1997. The increase was attributable principally to an increase in volume at Atwood, additional trade shows at Galaxy, inclusion of Galaxy Europe for the year, two new shows managed by GEM and acquisition of InterGame.

         Information Services Operating Costs increased 19% during 1998, compared with 1997. The increase was principally attributable to higher research volume at Corsearch and higher criminal records and pre-employment screening volume at TISI, offset partially in the first half of 1998 by lower costs resulting from elimination of National Employment Screening Services, Inc.("NESS"), an unprofitable business venture, closed by TISI in 1997.

         General and Administrative Expenses. General and Administrative Expenses totaled $22.6 million for the twelve months ended December 31, 1998, a decrease of $1.4 million compared with 1997. General and Administrative Expenses were favorably impacted during 1998 by the elimination of NESS ($177,000), restructuring of two unprofitable magazines to consolidate overhead and reduction of corporate overhead (down $1.7 million - 57%) resulting principally from elimination of the Tulsa, Oklahoma corporate office and establishment of a smaller corporate office in New York City. The favorable impact in General and Administrative Expenses was partially offset by expenses attributable to the consolidation of Galaxy Europe ($530,000) which was not included until May 1, 1997, and consolidation of InterGame ($460,000) from September 1, 1998.

         Depreciation and Amortization. Depreciation and Amortization increased $2.1 million (42%) during the twelve months ended December 31, 1998 compared with 1997. During the third quarter, the Company determined that its investment in certain foreign subsidiaries had become impaired. Accordingly, during the third quarter of 1998 the Company established an $820,000 reserve, which is included in Depreciation and Amortization, to provide for this impairment. For the twelve months ended December 31, 1998, capital spending totaled $6.5 million, an increase of $962,000 (17%) over 1997. Increased spending was attributable principally to support of new online products and expansion of capacity at Corsearch, additional reader rental boxes at Galaxy and computer system upgrades at TISI.

         Interest Expense. Interest Expense totaled $10.7 million for the twelve months ended December 31, 1998, compared with $3.7 million 1997. The increase of $7.0 million over 1997 resulted from interest on the debt incurred in connection with the 1997 Recapitalization.

         EBITDA. EBITDA totaled $22.0 million for the twelve months ended December 31, 1998 an increase of $6.8 million (45%) compared with 1997. The increase during 1998 was principally attributable to higher EBITDA in the Business to Business Communications segment (up $4.1 million-54%) and the Information Services segment (up $4.0 million-56%), partially offset by the impact of corporate and business development expenses. Reductions in corporate overhead express contributed $1.7 million to improved EBITDA.

                  EBITDA is included because management understands that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest expense, repay debt and make capital expenditures. Excluded from EBITDA are interest expenses, income taxes, depreciation and amortization, recapitalization and reorganizational expenses, unusual gains (including gains on disposition of real estate in 1998), minority interest in consolidated subsidiaries, discontinued operations, net and extraordinary loss, net of tax, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles.


     Year Ended December 31, 1997 Versus Year Ended December 31, 1996

     Revenues. Revenues of $82.5 million for the year ended December 31, 1997 were $13.7 million, or 20.0%, higher than the year ended December 31, 1996. Information Services revenue increased approximately $7.3 million, or 30.0%, for 1997 as compared with 1996, of which approximately $4.8 million was attributable to Corsearch (full year 1997 compared with four months 1996) and $2.5 million was attributable principally to continued growth in TISI's criminal record volume, and higher average prices from MVRs attributable to a continued increase in the volume of TISI's premium service, "MVR Express." Business to Business Communications revenue increased $6.4 million, or 15.0%, for 1997 compared with 1996, principally because of an increase in trade show directories produced during 1997, inclusion of Casino Executive trade journal and Galaxy Europe revenue from the dates that a majority of Casino Publishing Company and Galaxy Europe were acquired by the Company, reduced in part by lower registration services due to a lower number of bi-annual trade shows in 1997, fewer pages of advertising in IGWB due to the loss of several large advertisers in the lottery segment of the gaming industry and elimination of two trade shows in 1997.

     Operating Costs. Operating costs for the year ended December 31, 1997 were $2.7 million, or 6.8%, higher than the year ended December 31, 1996. Information Services costs increased $3.3 million, or 24.4%, for 1997 compared with 1996, including approximately $2.4 million related to Corsearch with substantially all of the remainder related to criminal records volume increases and new product costs. Business to Business Communications costs decreased $508,000, or 1.9%, during 1997 compared with 1996, attributable principally to lower trade show costs due to the elimination in 1997 of two trade shows partially offset by costs related to the increase in directories published during 1997, additional payroll costs in 1997 related to the increases in operating personnel throughout 1996 and early 1997, and Casino Executive costs in 1997.

     General and Administrative Expenses. General and administrative expenses were $8.8 million, or 58.1%, higher for 1997, compared with 1996, substantially all of which was attributable to business growth, the acquisition of CORSEARCH and the initial consolidation in 1997 of Casino Executive and Galaxy Europe, partially offset by lower corporate expenses from staff and other cost reductions related to the Recapitalization. Corsearch expenses in 1997 reflected twelve months of operations compared with four months in 1996. The Company acquired a controlling interest in and began consolidating Casino Executive and Galaxy Europe in 1997.

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

     EBITDA. EBITDA totaled $15.2 million for the twelve months December 31, 1997 a increase of $2.1 million (16%) compared with 1996.

     EBITDA is included because management understands that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest expense, repay debt and make capital expenditures. Excluded from EBITDA are interest expenses, income taxes, depreciation and amortization, recapitalization and reorganizational expenses, unusual gains, minority interest in consolidated subsidiaries, discontinued operations, net and extraordinary loss, net of tax, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. In connection with the Recapitalization, the Company: (i) borrowed $13 million under a $25.0 million revolving senior credit facility (the "Senior Credit Facility") with First Union National Bank ("FUNB"); (ii) issued $80.0 million aggregate principal amount of notes pursuant to a facility (the "Bridge Financing Facility") provided by First Union Corporation; and
(iii) received $40.0 million of equity contributions (the "Equity Contributions") from VS&A-T/SF and Fir Tree. On October 29, 1997, the Company completed the private sale to First Union Capital Markets Corp. (the "Initial Purchaser") of $100.0 million principal amount of the Old Notes at a price of 97% of the principal amount thereof. The Initial Purchaser resold the Old Notes to a limited number of qualified institutional buyers at an initial price to investors of 100% of the principal amount thereof, with net proceeds to the Company of $97.0 million (the "Offering"). The Offering was a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Rule 144A and Section 4 thereof. The net proceeds of the Notes sold pursuant to the Offering were applied to repay indebtedness incurred in connection with the Recapitalization under the Senior Credit Facility and the Bridge Financing Facility. On February 10, 1998, the Company offered to exchange up to $100.0 million aggregate principal amount of Old Notes for up to an equal aggregate principal amount of new notes (the "New Notes" and, together with the Old Notes, the "Notes"). The New Notes are obligations of the Company entitled to the benefits of the Indenture (the "Indenture") relating to the Old Notes and the form and terms of the New Notes are identical in all material respects to the form and terms of the Old Notes except that the New Notes have been registered under the Securities Act and do not contain terms with respect to transfer restrictions or interest rate increases as described herein. On September 1, 1998 the Company purchased $1.5 million of the New Notes at a price below par. The Company recorded a $60,000 gain on this transaction.

     The Senior Credit Facility is a $25 million revolving credit facility which is due and payable at maturity in September, 2004. The Senior Credit Facility is secured by a first priority lien on substantially all of the properties and assets of the Company and its subsidiaries, owned now or acquired later. The Senior Credit Facility is guaranteed by all of the subsidiaries of the Company (the "Guarantors"). At the Company's option, the interest rate per annum applicable to the Senior Credit Facility will be a fluctuating rate of interest measured by reference either to: (i) LIBOR plus the applicable borrowing margin or (ii) FUNB's base rate, which is the greater of the published prime rate of FUNB or the overnight federal funds rate plus 0.5% (the "FUNB Rate") plus the applicable borrowing margin. The applicable borrowing margin for the Senior Credit Facility will range from 1.75% to 2.75% for LIBOR based borrowings and 0.5% to 1.5% for FUNB Rate based borrowings. The Company has agreed to pay certain fees with respect to the Senior Credit Facility including (i) upfront facility fees, (ii) agent and arrangement fees and (iii) commitment fees of 0.5% per annum on the unused portion of the Senior Credit Facility. The entire amount of the Senior Credit Facility was made available to the Company concurrently with the closing of the Tender Offer. The commitments under the Senior Credit Facility are required to be permanently reduced with: (i) 100% of the net cash proceeds of all non-ordinary-course asset sales or other dispositions of the property by the Company and its subsidiaries, including insurance and condemnation proceeds, subject to limited exceptions and (ii) 100% of the net proceeds of issuance of equity or debt obligations of the Company and its subsidiaries, subject to limited exceptions (including the Offering). The Company may voluntarily reduce the commitment in amounts of $1.0 million or more at any time without premium or penalty. The Senior Credit Facility contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or repurchase capital stock; (ii) prepay, redeem or purchase debt; (iii) incur liens and engage in sale-leaseback transactions;
(iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures;
(viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates and (x) alter its lines of business. The Company must also make certain customary indemnification's of the lenders and their agents and will also be required to comply with financial covenants (based on adjusted pro forma EBITDA) with respect to: (i) a maximum leverage ratio; (ii) a maximum senior leverage ratio; (iii) a minimum interest coverage ratio and (iv) a minimum fixed charge coverage ratio. The Senior Credit Facility also contains certain customary affirmative covenants. Events of default under the Senior Credit Facility include: (i) the Company's failure to pay principal or interest when due; (ii) the Company's material breach of any covenant, representation or warranty contained in the loan documents; (iii) customary cross-default provisions; (iv) events of bankruptcy, insolvency or dissolution of the Company or the Guarantors; (v) the levy of certain judgments against the Company, any Guarantor, or its assets; (vi) certain adverse events under ERISA plans of the Company or the Guarantors; (vii) the actual or asserted invalidity of security documents or guarantees of the Company or the Guarantors and (viii) a change of control of the Company.

     The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt of the Company. The Notes are guaranteed on a subordinated basis by all of the active wholly owned subsidiaries of the Company. The Notes are limited in aggregate principal amount to $100.0 million and mature on November 1, 2007. Interest on the Notes accrues at the rate of 10-3/8% per annum and will be payable semiannually in cash on each May 1 and November 1, commencing on May 1, 1998. Interest on the Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance. The Notes will not be entitled to the benefit of any mandatory sinking fund. The Notes may be redeemed, at the Company's option, in whole at any time or in part from time to time, on and after November 1, 2002, upon not less than 30 nor more than 60 days' notice, at certain specified redemption prices, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption. At any time, or from time to time, on or prior to November 1, 2000, the Company may, at its option, use the net cash proceeds of one or more Public Equity Offerings (as defined in the Indenture) to redeem the Notes at a redemption price equal to 110.375% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that at least 65% of the principal amount of Notes originally issued remains outstanding immediately after any such redemption. In order to effect the foregoing redemption with the proceeds of any Public Equity Offering, the Company shall make such redemption not more than 90 days after the consummation of any such Public Equity Offering. The Indenture provides that upon the occurrence of a Change of Control, each Holder will have the right to require that the Company purchase all or a portion of such Holder's Notes, at a purchase price equal to 101% of the principal amount thereof plus accrued interest to the date of purchase. The Indenture contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or repurchase capital stock; (ii) prepay, redeem or purchase debt; (iii) make investments,
(iv) transact with affiliates, (v) incur additional indebtedness, (vi) restrict the ability of subsidiaries to declare dividends of make loans to the Company,
(vii) amend or otherwise alter certain interests in TOIC Holdings, LLC, (viii) sell assets,

(ix) permit restricted subsidiaries to issue preferred stock, (x) incur liens or (xi) alter business. The Indenture also contains certain customary affirmative covenants and events of default.

     The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under the Senior Credit Facility. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for the Company's working capital, capital expenditures and other needs. No assurance can be given, however, that this will be the case. As of February 28, 1999, the Company had $23.7 million of availability under the Senior Credit Facility. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. In addition, any future acquisitions by the Company would likely require additional financing.

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

     Capital Expenditures. Management anticipates that capital expenditures in 1999 will be approximately $7.0 million. The primary capital expenditures will be for computer equipment and software, "reader boxes" at Galaxy and database acquisitions at TISI and Corsearch. TISI continues to offer its customers in the trucking industry credits for providing employment information to be utilized in its database, which credits can be used against charges for future services from such division. All of the credits earned are considered capital expenditures for the acquisition of such data. Management anticipates positive cash flow from operations in 1999, even after the anticipated capital expenditures for 1999. Thus, with the Company's available cash reserves and cash flow, management does not anticipate a need for additional capital during 1999 except for possible future acquisitions.


INFLATION

     Management anticipates the effect of inflation on the Company's operations during 1999 will be primarily limited to the effects which general inflation will have on costs in most areas in which the Company operates.

YEAR 2000 COMPLIANCE


GENERAL

TOIC's company-wide Year 2000 Project is proceeding on schedule. The project was begun in earnest during the second quarter of 1998 and is addressing the issue of information systems being unable to distinguish between the year 1900 and the year 2000. The general project phases common to all business units are:
(1) inventorying Year 2000 items; (2) assigning priorities to identified items;
(3) assessing the Year 2000 readiness of items determined to be material to the Company; (4) repairing or replacing material items that are determined not to be ready for the Year 2000; (5) testing repaired or replaced items; and (6) designing and implementing contingency and business continuation plans for all material items. At December 31, 1998, the inventory and priority assessment phases for each business unit had been completed and detailed remediation plans have been developed by business units considered to have material Year 2000 issues. Based on the inventory, only TISI was determined to have material Year 2000 issues.

PROJECT

A dedicated TISI project team has been working on remediating core processing applications as well as assessing the readiness of the infrastructure portion of the systems. The project is on schedule overall and is 75% complete, with different phases of the schedule being between 40% and 95% complete. The portions of the project that are behind schedule are the portions that will require the least amount of time to complete. The most time consuming portions are on or ahead of schedule. The second half of 1999 is being reserved for final testing.

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

For applications that have been developed in-house, active inventorying and remediation has been underway since early in 1998. To date, all PC-based applications have been found to be ready for the Year 2000 or have required only minor changes, which have been completed. TISI has completed a general inventory of its primary VMS-based processing applications and 95% of the detailed inventory. Remediation of these systems has been divided into two phases and TISI has completed nearly 75% of the first phase and nearly 40% of the second phase. All non-critical systems (defined as cosmetically impacted or internal-use reporting only) will be deferred until all critical systems have been remediated, tested and put back into production. System level and comprehensive testing is being performed throughout the remediation process. TISI expects that all critical application remediation will be completed by the end of the second quarter of 1999.

TISI and the Company's other business units are in the process of contacting significant external entities, assessing their Year 2000 readiness and developing action plans. The company expects to complete this survey by the end of second quarter 1999 and, if necessary, will develop contingency plans based on the survey results.

COSTS

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $1.4 million. The total amount expended on the Project through December 31, 1998, was approximately $450,000, nearly all of which related to the cost to repair or replace software and related hardware problems. The estimated future cost of completing the Year 2000 Project is estimated to be approximately $930,000. Funds for the Project are included in existing operating budgets.

RISKS

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The primary business risk associated with Year 2000 is TISI's ability to provide employment screening information to customers without interruption. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to reduce significantly the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of material external entities. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced. The Company expects to develop contingency plans if it is determined that the Company or its external entities will not be materially Year 2000 compliant. Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements".


NEW ACCOUNTING PRONOUNCEMENTS

         The FASB recently issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132) and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 132 revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. These Statements are not expected to have a material impact on the Company's financial reporting as the Company does not currently sponsor pension or other postretirement benefit plans and does not engage in the use of derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14, Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In January 1998, the Company replaced Arthur Andersen LLP with KPMG LLP as the independent public accountants for the Company. KPMG LLP are the accountants for VS&A Fund II.

         Prior to engaging KPMG LLP, the Company consulted with KPMG LLP on the accounting treatment for the Recapitalization.

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


                NAME                      AGE                                      POSITION
                -----                     ---                                      --------
John S. Suhler......................       55         Chairman of the Board and Director
Ian L. M. Thomas....................       61         President, Chief Executive Officer and Director
John J. Veronis.....................       71         Director
Jeffrey T. Stevenson................       38         Director
S. Gerard Benford...................       60         Director
Jeffrey Tannenbaum..................       36         Director
John Rolfe..........................       30         Director
Stefan M. Selig.....................       36         Director
Steven J. Hunt......................       54         Chief Financial Officer and Treasurer
Brian A. Meyer......................       38         General Counsel and Secretary
Richard A. Wimbish..................       55         President and Chief Operating Officer of TISI
W. Michael Goodwin..................       48         President and Chief Executive Officer of Galaxy
Richard W. Moeller                         60         President and Chief Executive Officer of GEM
William Newman                             49         President and Chief Executive Officer of Atwood


     John S. Suhler co-founded VS&A in 1981, VS&A Communications Partners I, L.P. ("VS&A Fund I") in 1987, VS&A Fund II in 1994 and VS&A Communications Partners III, L.P. ("VS&A Fund III") in 1999 with Mr. Veronis. Mr. Suhler currently is President and Co-Chief Executive of VS&A and is a Founding General Partner of VS&A Fund I. Prior to forming VS&A, Mr. Suhler was a Corporate Vice President of CBS and President of CBS Publishing Group.

     Ian L. M. Thomas was previously employed as a Managing Director at VS&A. Until June 15, 1998, Mr. Thomas' services were provided to the Company by VS&A, with whom Mr. Thomas had an employment arrangement, and the Company reimbursed VS&A for such services at cost. On June 15, 1998, Mr. Thomas entered into an employment agreement which provides for his employment as President, Chief Executive Officer and a Director through October 2002. Prior to his employment at VS&A, Mr. Thomas completed a 24-year career at Reed Elsevier plc, where he served as Chairman and Chief Executive Officer of Reed Telepublishing Ltd. and as a member of the Board of Directors of both Reed Elsevier plc and Reed International plc.

     John J. Veronis co-founded VS&A in 1981, VS&A Fund I in 1987, VS&A Fund II in 1994 and VS&A Fund III in 1999 with Mr. Suhler. Mr. Veronis currently is Chairman and Co-Chief Executive of VS&A and is a Founding General Partner of VS&A Fund I. Prior to forming VS&A, Mr. Veronis co-founded Psychology Today and its parent company, CRM; served as President of Curtis Magazines and Publisher of its Ladies Home Journal and was a general corporate executive at Interpublic Group of Companies.

     Jeffrey T. Stevenson has served as President and General Partner of VS&A Fund III since February 1999, as President and General Partner of VS&A Fund II since November 1994 and as President of VS&A Fund I since 1989. Mr. Stevenson joined VS&A in 1982 and prior to joining VS&A Fund I was Executive Vice President of VS&A in charge of corporate finance.

     S. Gerard Benford has served as Executive Vice President and General Partner of VS&A Fund III since February 1999, as Executive Vice President and General Partner of VS&A Fund II since November 1994 and as

Executive Vice President of VS&A Fund I since 1990. Prior to 1990, Mr. Benford was a Corporate Vice President of Warner Communications Corporation and a principal at Arthur Young & Company.

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

     Stefan M. Selig has been a Managing Director in the Merger & Acquisition Department of SG Cowen Securities Corp. since March 1998. Prior to joining SG Cowen, Mr. Selig was a Managing Director in the Merger & Acquisition Department of UBS Securities since August 1994. Prior to joining UBS, Mr. Selig was an investment banker in the Mergers and Acquisitions Group at The First Boston Corporation.

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

     William Newman joined the Company in June 1998 as President and Chief Executive Officer of Atwood. Prior to joining the Company, from 1985, Mr. Newman was President of Kansas' leading radio stations: KCFX-FM (Classic Rock); KCIY-FM (Smooth Jazz); KXTR-FM (Classical); KQLR-FM (Rock) and the Kansas City Chiefs Radio Network.

     W. Michael Goodwin joined the Company in December 1996 as President and Chief Executive Officer of the predecessors of both Atwood and Galaxy and in June 1998 resigned his positions with Atwood. Prior to joining the Company, Mr. Goodwin was founder and President of Falcon Sports Group, Inc., a company which focused on developing and introducing new sports media properties. Prior to this, Mr. Goodwin was Executive Vice President and Chief Operating Officer of Professional Sports Publications, a publisher of sporting event game day magazines (1992-1995).

     Richard Moeller joined the Company in September 1998 as President and Chief Executive Officer of GEM. Prior to joining the Company, from 1993 to 1995, Mr. Moeller was President of Johnson Hill Press, Inc., a magazine publisher, and from 1996 to 1998, was President and Chief Executive Officer of JDTV, Inc., a television programming database company.

ITEM 11. EXECUTIVE COMPENSATION

     Set forth below is certain information with respect to the compensation of each of the five most highly compensated executive officers of the Company and its subsidiaries, based on salary and bonus earned during 1998, for services in all capacities to the Company and its subsidiaries during each of the Company's last three fiscal years.

                                            SUMMARY COMPENSATION TABLE


                                                                                    Long Term
                                                                                  Compensation
                                                           Annual            -----------------------------
                                                       Compensation(1)        Awards           Payouts
                                                       ---------------       ---------  ------------------
                                                                                        Number of
                                                                            Restricted   Shares
Name and Principal Position                                                   Stock     Underlying    LTIP     All Other
---------------------------              Year        Salary       Bonus(2)    Award(s)  Options(3)  Payouts  Compensation(4)
                                         ----        ------       --------    --------  ----------  -------  ---------------
Ian L.M. Thomas(5)                       1998        $175,000     $168,998        --         --        --            --
President and Chief Executive Officer    1997          38,836           --        --         --        --            --
                                         1996              --           --        --         --        --            --

Steven J. Hunt                           1998        $175,000      $35,000        --         --        --       $39,000
Chief Financial Officer                  1997          29,167           --        --         --        --            --
                                         1996              --           --        --         --        --            --

Brian A. Meyer                           1998        $160,000      $32,000        --         --        --            --
General Counsel                          1997          26,667           --        --         --        --            --
                                         1996              --           --        --         --        --            --

Richard Wimbish                          1998        $175,000      $49,000        --         --        --         6,542
President, TISI                          1997         165,000       25,000        --         --        --       539,935
                                         1996         155,000       41,491        --     10,000        --         5,429

Mike Goodwin                             1998        $165,000      $52,800        --         --        --            --
President, Galaxy                        1997         165,000       33,333        --     20,000        --        24,088
                                         1996              --           --        --         --        --            --


---------------
(1) No cash compensation other than the annual amounts described was paid to any of the named executives attributable to the periods shown.
(2)  Includes bonuses earned for the year, even if paid in another year.
(3)  Consists solely of options to acquire shares of common stock.
(4) These amounts include the total value of the Company's contributions made or accrued to the Company's 401(k) plan. All such persons are 100 percent vested in their accounts under the Company's plan. In the case of Mr. Hunt, this includes relocation expenses paid in 1998. In the case of Mr. Goodwin with respect to 1997, this includes relocation expenses paid in 1997. In the case of Mr. Wimbish with respect to 1997, this also includes a bonus of $535,000 in connection with the change of control.
(5) Mr. Thomas served as President and Chief Executive Officer from October 9, 1997. Until Mr. Thomas' U.S. Visa was transferred from VS&A to the Company, Mr. Thomas' services were provided to the Company by VS&A, with whom Mr. Thomas had an employment arrangement, and the Company reimbursed VS&A for such services at cost. On June 15, 1998, Mr. Thomas entered into an employment agreement with the Company that provides for his employment through October 2002.


     OPTIONS. The Company did not grant any options or stock appreciation rights during 1998. The Company never granted any stock appreciation rights. In 1997, the Company terminated all stock option plans, except for the Company's 1994 Incentive Stock Plan, under which Mr. Wimbish was granted options exerciseable into 16,750 shares of common stock (1,675 shares after giving effect to a 10-for-1 reverse stock split effected in 1998). The plan will survive solely with respect to such options and no further options are outstanding, or will be granted, under such plan.

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

     EMPLOYMENT AGREEMENTS. The Company is subject to employment agreements with certain directors, officers or key employees, as follows:

     Ian L.M. Thomas is President and Chief Executive Officer and a Director of the Company. Until Mr. Thomas' U.S. Visa was transferred from VS&A to the Company, Mr. Thomas' services were provided to the Company by VS&A, with whom Mr. Thomas had an employment arrangement, and the Company reimbursed VS&A for such services at cost. On June 15, 1998, Mr. Thomas entered into an employment agreement with the Company that provides for his employment through October 2002 at a base salary of $175,000 per year, with annual increases based upon the Consumer Price Index, plus a bonus (of up to 100% of his base salary) based upon certain performance targets. Mr. Thomas also participates in the Company's Chief Executive Officer Equity Appreciation Plan and Supplemental Chief Executive Officer Equity Appreciation Plan. See "--Phantom Stock Plans."

     Steven J. Hunt, hired by the Company in November 1997, is the Chief Financial Officer of the Company. Mr. Hunt is party to an employment agreement with the Company that provides for a five-year term at a base salary of $175,000 per year, with annual increases based upon the Consumer Price Index, plus a bonus (of up to 50% of his base salary) based upon certain performance targets. Mr. Hunt also participates in the Company's Chief Financial Officer/General Counsel Equity Appreciation Plan. See "--Phantom Stock Plans."

     Brian A. Meyer, hired by the Company in November 1997, is the General Counsel of the Company. Mr. Meyer is party to an employment agreement with the Company that provides for a five-year term at a base salary of $160,000 per year, with annual increases based upon the Consumer Price Index, plus a bonus (of up to 50% of his base salary) based upon certain performance targets. Mr. Meyer also participates in the Company's Chief Financial Officer/General Counsel Equity Appreciation Plan. See "--Phantom Stock Plans."

     W. Michael Goodwin was hired by the Company in December 1996, to serve as President and Chief Executive Officer of the predecessors of both Atwood and Galaxy. After a full-time Chief Executive Officer was hired for Atwood, Mr. Goodwin relinquished his position with Atwood and became the full-time Chief Executive Officer of Galaxy. Mr. Goodwin entered into a new employment agreement as of January 1, 1998 which provides for his employment through December 31, 2000 as President and Chief Executive Officer of Galaxy Registration, LLC at a base salary of $165,000 annually, with annual increases based upon the Consumer Price Index, and various incentives and bonus opportunities, including participation in the Company's Key Executive Equity Appreciation Plan.

     Richard A. Wimbish entered into a new employment agreement with TISI as of January 1, 1998 which provides for his employment through December 31, 2000 as President and Chief Operating Officer of TISI at a base salary of $175,000 annually, with annual increases based upon the Consumer Price Index, and various incentives and bonus opportunities, including participation in the Company's Key Executive Equity Appreciation Plan. Mr. Wimbish continues to hold options granted under the Company's 1994 Incentive Stock Plan, 1,675 shares of common stock are issuable upon exercise of such options, 1,000 of which have an exercise price of $13.874 per share and 675 of which have an exercise price of $4.25 per share. The Company's 1994 Incentive Stock Plan, under which such options were granted, therefore will survive (solely with respect to such options).

     William Newman was hired by the Company in June 1998 to serve as President and Chief Executive Officer of Atwood. Mr. Newman entered into an employment agreement as of June 22, 1998 which provides for his employment through December 31, 2000 as President and Chief Executive Officer of Atwood Publishing, LLC at a base salary of $165,000 annually, with annual increases based upon the Consumer Price Index, and various incentives and bonus opportunities, including participation in the Company's Key Executive Equity Appreciation Plan.

     Richard Moeller was hired by the Company in September 1998 to serve as President and Chief Executive Officer of GEM. Mr. Moeller entered into an employment agreement as of September 1, 1998 which provides for his employment through August 31, 2001 as President and Chief Executive Officer of GEM Communications, LLC at a base salary of $160,000 annually, with annual increases based upon the Consumer Price Index, and various incentives and bonus opportunities, including participation in the Company's Key Executive Equity Appreciation Plan.

PHANTOM STOCK PLANS

     The Company has established a Key Executive Equity Appreciation Plan (the "Key Executive Phantom Stock Plan") for executives of the Company. Pursuant to the Key Executive Phantom Stock Plan, executives can be awarded Equity Appreciation Units ("Units") which constitute a "phantom" equity interest in any appreciation in the value of the equity of the Company above the $59.6 million originally invested by VS&A-T/SF and Fir Tree in the Company and Holdings LLC (the "Equity Appreciation") payable only in the event of a change in control of the Company, as defined, or termination event, as defined. The Units vest 20% per year over five years, provided that the executive remains an employee of the Company and the annual EBITDA budget for the Company is achieved (or, if not achieved, that 110% of the annual EBITDA budget for the next year is achieved). Messrs. Wimbish, Goodwin, Newman and Moeller were awarded Units equal to .3%, .2%, .25% and .175%, respectively, of the Equity Appreciation under the Key Executive Phantom Stock Plan.

     Ian L.M. Thomas, President and Chief Executive Officer of the Company, was awarded Units equal to 2.5% of the Equity Appreciation under the Chief Executive Officer Equity Appreciation Plan, which Units vest 20% per year over five years, provided that Mr. Thomas remains an employee of the Company. Mr. Thomas was awarded Units equal to an additional 2.5% of the Equity Appreciation under the Supplemental Chief Executive Officer Equity Appreciation Plan, which Units vest 100% upon a Change of Control (as defined in the Supplemental Chief Executive Officer Equity Appreciation Plan), in the event that VS&A-T/SF has received an internal rate of return on its investment in the common stock of greater than 20% per annum.

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


NAME AND ADDRESS                             AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                          BENEFICIAL OWNERSHIP                    PERCENT OF CLASS
-------------------                          --------------------                    ----------------
VS&A-T/SF, LLC                               72,367                                  64.40%
350 PARK AVENUE
NEW YORK, NEW YORK

FIR TREE VALUE FUND LP.                      34,541                                  30.74%
1211 AVENUE OF THE AMERICAS
NEW YORK, NEW YORK  10036

FIR TREE INSTITUTIONAL VALUE FUND L.P.       3,831                                   3.41%
1211 AVENUE OF THE AMERICAS
NEW YORK, NEW YORK  10036

FIR TREE VALUE PARTNERS L.D.C.               1,628                                   1.45%
1211 AVENUE OF THE AMERICAS
NEW YORK, NEW YORK  10036


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

         In 1998, VS&A was paid a fee of $20,000 in connection with advisory services provided to the Company with respect to the acquisition of International Gaming Business Exposition and a monitoring fee of $90,000; approximately 18% of both such fees were shared with Fir Tree pursuant to the Stockholders Agreement.

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


Exhibit
-------
Number                                 Description
------                                 -----------
    2.1 Stock Purchase Agreement, dated as of August 15, 1997, among VS&A Communications Partners II, L.P., VS&A-T/SF Inc. and T/SF Communications Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 dated February 10, 1998 (the "Registration Statement"))
    2.2 Stock Purchase Agreement dated as of September 1, 1998 by and among GEM Communications, LLC and the shareholders of InterGame Limited (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 1, 1998).
  2.3* Asset Purchase Agreement dated as of March 25, 1999 among TOIC Acquisition, LLC, The Official Information Company, International Travel Service, Inc. and William A. Patterson Jr., Stephen T. Martin and Edward A. Harris
    3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 1997 (the "1997 Form 10-K"))
    3.2 Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement)
    4.1 Indenture, dated as of October 29, 1997, by and among T/SF Communications Corporation, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement)
    4.1(a) Form of Supplemental Indenture, by and among T/SF Communications Corporation, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.1(a) to the Registration Statement)
    4.2 Registration Rights Agreement, dated as of October 29, 1997, by and among T/SF Communications Corporation, the Guarantors named therein and First Union Capital Markets Corp. (incorporated herein by reference to Exhibit 4.1(a) to the Registration Statement)
    4.3        Form of Old Note (included in Indenture filed as Exhibit 4.1)
    4.4        Form of New Note (included in Indenture filed as Exhibit 4.1)
   10.1 Credit Agreement, dated as of October 9, 1997, among T/SF Communications Corporation and First Union Corporation (as Lender and Agent) (incorporated herein by reference to Exhibit
               10.2 to the Registration Statement)
   10.2 Security Agreement, dated as of October 9, 1997, among T/SF Communications Corporation, the Guarantors (as defined therein) and First Union National Bank (incorporated herein by reference to Exhibit 10.3 to the Registration Statement)
   10.3 Stock Pledge Agreement, dated as of October 9, 1997, made by VS&A-T/SF, Inc. and Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., and Fir Tree Value Partners, LDC, in favor of First Union National Bank (incorporated herein by reference to Exhibit 10.4 to the Registration Statement)

  10.4 Stock Pledge Agreement, dated as of October 9, 1997, made by T/SF Communications Corporation in favor of First Union National Bank (incorporated herein by reference to Exhibit 10.5 to the Registration Statement)
  10.5 Stock Pledge Agreement, dated as of October 9, 1997, made by T/SF Holdings, LLC, in favor of First Union National Bank (incorporated herein by reference to Exhibit 10.6 to the Registration Statement)
  10.6 Stock Pledge Agreement, dated as of October 9, 1997, made by Atwood Convention Publishing, Inc., Galaxy Registration, Inc., G.E.M. Communications, Inc., Transportation Information Services, Inc., T/SF Investment Co. and T/SF of Nevada, Inc., in favor of First Union National Bank (incorporated herein by reference to Exhibit 10.7 to the Registration Statement)
  10.7* Employment Agreement by and between Richard Moeller and GEM Communications, LLC, dated as of September 1, 1998.
  10.8* Employment Agreement by and between William Newman and Atwood Publishing, LLC, dated as of June 22, 1998.
  10.9 Employment Agreement by and between Richard A. Wimbish and Transportation Information Services, Inc., dated as of January 1, 1998 (incorporated herein by reference to Exhibit 10.8 to the Registration Statement)
  10.10 Form of Employment Agreement by and between Ian L.M. Thomas and T/SF Communications Corporation (incorporated herein by reference to Exhibit 10.9 to the Registration Statement)
  10.10(a) Letter Agreement, dated October 9, 1997, by and between VS&A Communications Partners, II, L.P., Veronis, Suhler & Associates, Inc. and Ian L.M. Thomas (incorporated herein by reference to Exhibit 10.9(a) to the Registration Statement)
  10.11 Employment Agreement by and between Steven J. Hunt and T/SF Communications Corporation, dated as of November 10, 1997 (incorporated herein by reference to Exhibit 10.10 to the Registration Statement)
  10.12 Employment Agreement by and between Brian A. Meyer and T/SF Communications Corporation, dated as of November 10, 1997 (incorporated herein by reference to Exhibit 10.11 to the Registration Statement)
  10.13 Employment Agreement by and between Michael Goodwin and Galaxy Registration, LLC, dated as of January 1, 1998 (incorporated herein by reference to Exhibit 10.12 to the Registration Statement)
  10.14 T/SF Communications Corporation Chief Executive Officer Equity Appreciation Plan (incorporated herein by reference to Exhibit
               10.14 to the Registration Statement)
  10.15 T/SF Communications Corporation Supplemental Chief Executive Officer Equity Appreciation Plan (incorporated herein by reference to Exhibit 10.15 to the Registration Statement)
  10.16 T/SF Communications Corporation Chief Financial Officer/General Counsel Equity Appreciation Plan (incorporated herein by reference to Exhibit 10.16 to the Registration Statement)
  10.17 T/SF Communications Corporation Key Executive Equity Appreciation Plan (incorporated herein by reference to Exhibit
               10.17 to the Registration Statement)
  10.18 Stockholders' Agreement, dated as of October 9, 1997, among T/SF Communications Corporation, VS&A-T/SF, L.L.C. and Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P. and Fir Tree Value Partners, LDC (incorporated herein by reference to Exhibit
               10.18 to the Registration Statement)
  10.19 Consulting Agreement by and between Howard G. Barnett, Jr. and T/SF Communications Corporation, dated October 9, 1997 (incorporated herein by reference to Exhibit 10.19 to the Registration Statement)
  10.20 Consulting Agreement by and between Robert F. Craine, Jr. and T/SF Communications Corporation, dated October 9, 1997 (incorporated herein by reference to Exhibit 10.20 to the Registration Statement)
  10.21 Consulting Agreement by and between J. Gary Mourton and T/SF Communications Corporation, dated October 9, 1997 (incorporated herein by reference to Exhibit 10.21 to the Registration Statement)
  10.22 T/SF Communications Corporation 1994 Incentive Stock Plan (incorporated herein by reference to Exhibit A to the Registrant's Proxy Statement for Annual Meeting of Stockholders dated May 23, 1994)

  10.23        Settlement Agreement, dated and effective as of December 12,
               1995, by and between T/SF Communications Corporation and Robert
               J. Swab (incorporated herein by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995)
  10.24        Operating Agreement for 1995 Land Company, L.L.C., dated
               December 20, 1994, by and between John C. Bumgarner, Jr. and
               Tribune/Swab-Fox (incorporated herein by reference to Exhibit
               10.20 of Tribune/Swab-Fox's Annual Report on Form 10-K for the
               year ended December 31, 1994)
  10.25        Stock Purchase Agreement, dated as of August 15, 1996, by and among T/SF Investment Co. and the shareholders of CORSEARCH,
               Inc. (incorporated herein by reference to Exhibit 2.1 to the
               Form 8-K)
  10.26        T/SF Communications Corporation and T/SF Holdings, LLC Key
               Employee Bonus Plan (incorporated herein by reference to Exhibit
               10.29 to the Registration Statement)
  10.27        Voting Agreement dated as of February 6, 1998 among the Company and certain subsidiaries (incorporated by reference to Exhibit
               10.27 of the 1997 Form 10-K)
  12*          Statement re: computation of ratios
  21*          Subsidiaries of the Company
  23.1*        Consent of Arthur Andersen, LLP
  27*          Financial Data Schedule




  * Filed herewith.


(b)      Reports on Form 8-K

         THE REGISTRANT FILED NO REPORTS ON FORM 8-K DURING THE LAST QUARTER OF THE FISCAL YEAR ENDED DECEMBER 31, 1998.

                         INDEX TO FINANCIAL STATEMENTS
                        THE OFFICIAL INFORMATION COMPANY



                                                                           PAGE
                                                                           ----

Reports of independent auditors and public accountants                      F-2

Consolidated balance sheets as of December 31, 1998 and 1997                F-4

Consolidated statements of operations for the years ended
     December 31, 1998, 1997 and 1996                                       F-6

Consolidated statements of changes in stockholders' equity (deficit) for
     the years ended December 31, 1998, 1997 and 1996                       F-7

Consolidated statements of cash flows for the years ended
     December 31, 1998, 1997 and 1996                                       F-8

Notes to consolidated financial statements                                  F-10

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
The Official Information Company:


We have audited the accompanying consolidated balance sheet of The Official Information Company, its subsidiaries and controlled affiliates as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Official Information Company, its subsidiaries and controlled affiliates as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ KPMG LLP

New York, New York
February 9, 1999

         REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of The Official Information Company
  (formerly T/SF Communications Corporation):


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of The Official Information Company (formerly T/SF Communications Corporation) (a Delaware corporation) and subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of operations, changes in stockholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of operations, changes in stockholders' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The Official Information Company (formerly T/SF Communications Corporation) and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP


Tulsa, Oklahoma
February 21, 1997

                        THE OFFICIAL INFORMATION COMPANY

                          CONSOLIDATED BALANCE SHEETS
                       ((IN THOUSANDS, EXCEPT SHARE DATA)

                           DECEMBER 31, 1998 AND 1997


                   Assets                                                           1998                1997
                   ------                                                           ----                ----
Current assets:
    Cash and cash equivalents                                                   $   3,878               10,564
    Accounts receivable, less reserve for doubtful accounts
        of $856 in 1998 and $595 in 1997                                           17,555               11,018
    Due from related entity                                                            20                    -
    Inventories                                                                       231                  329
    Deferred tax assets                                                               260                1,520
    Notes receivable and other current assets                                       1,706                1,345
    Refundable income taxes                                                        -                     3,166
                                                                               ----------              -------

          Total current assets                                                     23,650               27,942
                                                                                   ------               ------

Notes receivable and investments                                                      411                1,769
                                                                                    -----              -------

Property, plant and equipment, at cost:
    Exposition equipment                                                            7,301                4,083
    Data processing and office furniture and equipment                             14,308               12,880
                                                                                   ------               ------
                                                                                   21,609               16,963

    Less accumulated depreciation                                                  12,584                9,910
                                                                                   ------              -------
          Property, plant and equipment, net                                        9,025                7,053
                                                                                   --------            -------

Deferred tax assets                                                                 1,185                1,150
Intangibles and other assets, net                                                  40,263               33,052
                                                                                   ------               ------

                                                                                $  74,534               70,966
                                                                                   ======               ======




See accompanying notes to consolidated financial statements.


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                  1998                 1997
     ----------------------------------------------                                  ----                 ----
Current liabilities:
    Accounts payable                                                              $  2,967                4,505
    Accrued liabilities                                                              9,984                9,261
    Deferred revenue                                                                 6,680                2,843
    Current portion of long-term debt                                                1,367                1,232
                                                                                     -----            ---------

         Total current liabilities                                                  20,998               17,841
                                                                                    ------             --------

Long-term debt                                                                      99,385              102,302
Other liabilities                                                                    1,353                1,425
Minority interest                                                                    6,991                   -

Stockholders' equity (deficit):
    Common stock, $.10 par value, 150,000 and 10,000,000 shares authorized at
    December 31, 1998 and 1997,
    respectively                                                                        42                  419
    Additional paid-in capital                                                      48,197               47,820
    Retained earnings                                                               12,044               11,528
                                                                                    ------             --------
                                                                                    60,283               59,767
    Treasury stock                                                                (114,476)            (110,369)
                                                                                  ---------             -------

         Total stockholders' equity (deficit)                                      (54,193)             (50,602)
                                                                                  --------             --------

                                                                               $    74,534               70,966
                                                                                  ========             ========


                                       THE OFFICIAL INFORMATION COMPANY

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (IN THOUSANDS)

                                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                       1998               1997              1996
                                                                       ----               ----              ----
Revenues:
    Operating revenues                                             $  95,557             81,092            66,816
    Interest and other income                                            834              1,577             1,478
    Gain (loss) on sale of assets, net                                    46               (210)              348
                                                                    ----------         --------          --------
         Total revenues                                               96,437             82,459            68,642
                                                                      ------             ------            ------

Costs and expenses:
    Operating costs                                                   51,707             43,160            40,314
    General and administrative                                        22,640             24,041            15,207
    Recapitalization and reorganizational expenses                         -             21,774            -
    Interest                                                          10,676              3,696               581
    Depreciation and amortization                                      7,078              4,996             4,018
                                                                       -----            -------           -------
                                                                      92,101             97,667            60,120
                                                                      ------             ------            ------

Income (loss) before income taxes                                      4,336            (15,208)            8,522
Income tax (expense) benefit                                          (1,329)             2,636            (3,101)
Minority interest in consolidated subsidiaries                        (2,491)            -                  -
                                                                      -------            ------           -------

         Net income (loss)                                          $    516            (12,572)            5,421
                                                                      ========           ======           =======




See accompanying notes to consolidated financial statements.


                                       THE OFFICIAL INFORMATION COMPANY

                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                (IN THOUSANDS)

                                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                            1998               1997         1996
                                                                            ----               ----         ----
Common stock:
    Balance at beginning of year                                      $     419                332            332
    Issuance of common stock                                                  -                 92              1
    Retirement of common stock                                                -                 (5)            (1)
    Reverse stock split                                                    (377)             -                  -
                                                                           -----           -------            ---
    Balance at end of year                                                   42                419            332
                                                                             --                ---            ---

Additional paid-in capital:
    Balance at beginning of year                                         47,820             13,754         13,475
    Issuance of common stock                                                  -             35,350            111
    Retirement of common stock                                                -             (1,372)          (196)
    Reverse stock split                                                     377                  -              -
    Compensation recognized on stock options,
        net of tax benefit                                                  -                   88            364
                                                                       --------          ---------            ---
    Balance at end of year                                               48,197             47,820         13,754
                                                                         ------             ------         ------

Retained earnings:
    Balance at beginning of year                                         11,528             24,100         18,679
    Net income (loss)                                                       516            (12,572)         5,421
                                                                            ---            --------         -----
    Balance at end of year                                               12,044             11,528         24,100
                                                                         ------             ------         ------

Treasury stock: (284 shares)

    Balance at beginning of year                                       (110,369)                 -              -
    Repurchase of shares                                                 (3,600)          (110,369)             -
    Minority shareholder conversion                                        (507)           -                    -
                                                                     -----------    ---------------        ------
    Balance at end of year                                             (114,476)          (110,369)             -
                                                                       ---------          ---------        ------

Total stockholders equity (deficit)                                  $  (54,193)           (50,602)        38,186
                                                                       ========            =======         ======

Common shares outstanding:
    Beginning balance                                                     4,191              3,318          3,318
    Retirement of common stock                                                -                (50)            (1)
    Reverse stock split                                                  (3,770)                 -              -
    Issuance of common stock                                             -                     923              1
                                                                       --------                ---         ------

    Balance at end of year                                                  421              4,191          3,318
                                                                         ========            =====          =====


See accompanying notes to consolidated financial statements.



                                       THE OFFICIAL INFORMATION COMPANY

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)

                                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                1998             1997              1996
                                                                                ----             ----              ----
Cash flows from operating activities:
    Net income (loss)                                                    $     516           (12,572)             5,421
                                                                               -----          ------            -------

    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                       7,078             4,996              4,018
         Undistributed earnings of
             unconsolidated subsidiary                                           -              (156)                 -
         Accretion of interest expense                                           -                 -                282
         (Gain) loss on sale of assets                                         (46)              201               (348)
         Reserves provided on investments                                        -               444                425
         Compensation recognized on stock options,
             net of tax benefit                                                  -                88                364
         Gain on debt repurchase                                               (60)                -                  -
         Deferred income taxes                                               1,225            (1,196)               309
         Changes in assets and liabilities:
           Accounts receivable and refundable
               income taxes                                                 (2,639)           (1,663)              (483)
           Inventories                                                          98               (34)               (12)
           Current contract receivable and other
              current assets                                                  (360)            1,208                390
           Intangibles and other assets                                        308              (993)              (160)
           Accounts payable and accrued liabilities                         (1,646)            4,839             (1,389)
           Deferred revenue                                                  3,837               394               (912)
           Minority interests                                                2,491              -                  -
                                                                        -------------     ----------            -------

                Total adjustments                                           10,286             8,128              2,484
                                                                          --------             -----            -------

        Net cash provided by (used in) operating activities                 10,802            (4,444)             7,905
                                                                           -------            -------           -------

Cash flows from investing activities:
    Net sales of short-term investments                                       -                    -              1,000
    Collections on contract and notes receivable                                41               345              1,372
    Investments, net of distributions                                            -               100               (212)
    Capital expenditures                                                    (6,503)           (5,541)            (2,641)
    Proceeds from the sale of assets                                         1,625                35                772
    Payments for acquisition, net of cash acquired                         (10,246)             (813)           (15,691)
    Payments on deferred contract liabilities                                 (290)             (638)              (685)
                                                                          --------              -----          --------

        Net cash used in investing activities                              (15,373)           (6,512)           (16,085)
                                                                          --------            -------            ------

See accompanying notes to consolidated financial statements.

                                       THE OFFICIAL INFORMATION COMPANY

                                                (IN THOUSANDS)

                                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                              1998            1997              1996
                                                                              ----            ----              ----
Cash flows from financing activities:
    Borrowing under long-term debt                                         $     -           100,000                  -
    Principal payments of long-term debt                                    (1,281)           (1,493)            (3,361)
    Borrowings under bank lines-of-credit                                        -            93,618              3,500
    Payments under bank lines-of-credit                                          -           (93,000)            (3,000)
    Debt financing costs                                                      (294)           (3,558)                 -
    Issuance of common stock                                                     -            35,442                111
    Retirement of bonds                                                                            -                  -
                                                                            (1,440)                -                  -
    Minority interest                                                        4,500                 -                  -
    Repurchase of common stock                                              (3,600)         (111,746)              (196)
                                                                            ----------      ---------              -----
        Net cash (used in) provided by financing activities                 (2,115)           19,263             (2,946)
                                                                          ---------         --------            -------

Net (decrease) increase in cash and cash equivalents                        (6,686)            8,307            (11,126)

Cash and cash equivalents at beginning of year                              10,564             2,257             13,383
                                                                        ----------         ---------             ------

Cash and cash equivalents at end of year                                $    3,878            10,564              2,257
                                                                           =======          ========            =======

Supplemental disclosures of cash flow information:
        Cash paid (received) for:
        Interest                                                          $ 10,778             1,693                294
        Income taxes                                                        (3,410)           (1,209)             3,845
    Cash paid for acquisitions:
        Accounts receivable                                                   (753)             (225)           -
        Investments                                                              -              (102)           -
        Prepaid and other assets                                            (9,817)           (1,272)           -
        Property, plant and equipment                                         (218)             (239)           -
        Accounts payable and accrued liabilities                               542               548            -
        Deferred revenue                                                         -               106            -
        Long-term debt                                                       -                   371            -
                                                                         ---------        ----------       ------
                                                                         $ (10,246)             (813)           -
                                                                           ========        =========       ======
    Non-cash transaction
        Reduction of minimum contingent consideration
            (included in deferred contract liabilities) against
            goodwill due to partial termination of agreement              $                      972            -
                                                                            ======        ==========       ======



See accompanying notes to consolidated financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BUSINESS

       The Official Information Company, its subsidiaries and controlled affiliates (collectively, the "Company", unless the context indicates otherwise) is a diversified business media company which principally operates two lines of business: 1) business and professional information services ("Information Services") and 2) business to business communications, publishing and related services ("Business to Business Communications"). Business to Business Communications is conducted through several subsidiaries whose specialized services include: 1) providing media services to the gaming industry with trade magazines, newsletters, conferences and a trade show; 2) providing exposition services, primarily registration and lead management and 3) publication services, primarily convention/trade show newspapers and directories. Information Services includes: 1) pre-employment screening information, primarily for the insurance and trucking industries, and 2) trademark/tradename research to law firms and corporations.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and controlled affiliates. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest consists of the equity interests in Holdings LLC owned by VSA-T/SF, Fir Tree Value Fund LP., Fir Tree Institutional Value Fund L. P. and Fir Tree Value Partners L.D.C.

       INVENTORIES

       Inventories are recorded at the lower of cost or market determined on a first-in, first-out and average cost methods.

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

       INTANGIBLES AND OTHER ASSETS

       Intangibles and other assets include mainly goodwill related to acquisitions and credits granted for truck driver employment information files. These assets consist of the following:


                                               Amortization               December 31,
                                                  Period               1998           1997
                                                  ------               ----           ----
                                                                         (In thousands)
        Goodwill                                15-30 years         $ 41,494          31,224
        Employment information costs              4 years              3,471           3,435
        Debt financing costs and other            Various              5,149           5,899
                                                                     -------         -------
                                                                      50,114          40,558

        Accumulated amortization                                      (9,851)         (7,506)
                                                                     -------         -------
                                                                    $ 40,263          33,052
                                                                      ======          ======


       The Company's policy is to recognize an impairment of the carrying value of goodwill when management's best estimate of undiscounted future cash flows over the remaining amortization period is less than the carrying amount. Under this method, the Company has determined that its investment in certain foreign subsidiaries has become impaired. Accordingly, during the third quarter of 1998 the Company recorded a $820,000 reserve, which is included in Depreciation and Amortization.

       TRANSLATION OF FOREIGN CURRENCY

       The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a separate component of stockholders' equity. Aggregate foreign currency transaction gain and losses are included in determining net income.

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

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

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

       INVESTMENTS

       Investments in the common stock of an affiliate in which the Company owns a 49% interest is accounted for by the equity method. The excess of cost of the investment over the Company's share of its net assets at the acquisition date is being amortized straight line over 20 years. See
       Note 3.

       COMPUTER SOFTWARE

       Included in property, plant and equipment are net deferred product enhancement cost aggregating approximately $790,000 and $436,000 as of December 31, 1998 and 1997, respectively. Included in depreciation and amortization is amortization for product enhancement cost of approximately $188,000 and $0 for 1998 and 1997, respectively.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, trade accounts receivable and trade accounts payable approximates the fair value because of the short maturity of those instruments. The carrying amounts of notes payable (see Note 4) approximates the fair value due to these debt instruments having variable interest rates similar to those that are currently available to the Company. The fair value of the Senior Subordinated Notes (see Note
       4) at December 31, 1998, based on the current offered market price, approximates its carrying value.

       NEW ACCOUNTING PRONOUNCEMENTS

       In 1998, the Company adopted AICPA Statement of Position ("SOP") No.98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP No.98-1 requires certain cost in connection with the developing or obtaining internally used software to be capitalized that previousely would have been expensed as incurred. The adoption of SOP No. 98-1 resulted in the capitalization of approximately $300,000 related to software development cost.

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. SFAS 130 was issued to address the concerns over the practice of reporting elements of comprehensive income directly in equity. The Company adopted SFAS 130 in 1998. There were no differences between the Company's comprehensive income and its net income as reported.

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

       RECLASSIFICATIONS

       Certain 1997 and 1996 account balances have been reclassified to conform to the 1998 consolidated financial statement presentation.

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

       Phase II of the leveraged recapitalization plan of the Company was completed on February 27, 1998 which included a reverse stock split and a drop down restructuring. The reverse stock split provides that each then outstanding share of common stock other than treasury stock and stock owned by the Equity Investors (as defined below) is converted into the right to receive $40.25 for each pre-split share resulting in the elimination of all shares of common stock other than those held by Equity Investors.. Under the drop down restructuring plan, the Company contributed substantially all of the assets and liabilities of the Business to Business Communication Segment into T/SF Holdings LLC (Holdings LLC) and related operating LLC's in exchange for a $45 million preferred equity interest. The preferred equity interest will carry an 11% annual distribution and the Company will have total voting, operational and management control of Holdings LLC. The Equity Investors purchased common equity interests in Holdings LLC for approximately $4.5 million in the same proportion as their ownership of the common stock immediately following the consummation of the Recapitalization. These common equity interests in Holdings LLC and all earnings or losses in excess of the preferred stockholders' annual distributions are reflected as minority interest. Following the consummation of the Recapitalization, VS&A-T/SF and Fir Tree Partners, an existing stockholder, (together referred to as the Equity Investors) own 64.4% and 35.6% of the Company's common stock, respectively.

       The Tender Offer was consummated on October 9, 1997 for 2,742,092 shares of common stock at $40.25 per share in cash or approximately $110.4 million. These shares are held in treasury at

       December 31, 1997. Excluding shares owned by the Equity Investors, an aggregate of 10,197 shares remained outstanding. The Stock Purchase between the Company and VS&A-T/SF, was consummated simultaneously with the Tender Offer whereby the Company sold 881,988 shares of newly-issued common stock at $40.25 per share or approximately $35.5 million.

       In connection with the Tender Offer and Stock Purchase, holders of stock options under the Company's two incentive stock option plans became fully vested in all previously issued options and received an amount equal to 1) the product of the number of shares of common stock issued upon exercise of such options, multiplied by $40.25, less 2) the exercise price of such options. The total cost of repurchasing these options was approximately $10.0 million and has been included in Recapitalization expense in the accompanying consolidated statement of operations. The Incentive Stock Plan was terminated upon repurchase of all of the outstanding options. The 1994 Incentive Stock Plan survives solely with respect to options held by one individual currently employed by the Company to purchase 1,675 shares. All of which are exercisable and have an exercise price of $4.25 per share. No further options are outstanding, or will be granted under this plan.

       The Company borrowed $13 million and $80 million under a Senior Credit Facility and a Bridge Facility, respectively, to finance the Tender Offer and Option Repurchase. In October 1997, the Company issued $100 million in 10 3/8% Senior Subordinated Notes (the "Subordinated Notes") the proceeds from which were used to repay amounts owed under the Senior Credit Facility and the Bridge Facility. On September 1, 1998, the Company purchased $1.5 million of the Subordinated Notes at a price below par. The Company recorded a $60,000 gain on this transaction.


       Total Recapitalization and Reorganization costs incurred in connection with Phase I are summarized below. There were no significant costs associated with Phase II.

                                                                (Thousands)
                                                                -----------
         Cost associated with stock option repurchase            $    9,947
         Tender offer - advisory and consulting fees                  3,941
         Severance, incentive and retention bonuses                   5,540
         Legal, accounting and other professional fees                1,612
         Other                                                          734
                                                                   --------
                                                                  $  21,774
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

       In June 1998, GEM acquired all the assets and rights to the International Gaming Business Exposition, a conference and trade show serving the casino gaming industry. In September 1998, GEM acquired all the stock of UK based InterGame Limited, the publisher of the leading series of publications for the international coin-operated amusement and gaming machines and amusement park industries. The Company paid approximately $8.1 million in cash. Cost in excess of net assets acquired was approximately $7.8 million and is recorded in "Intangible and other assets". Pro forma results for 1998 assuming the acquisition has been made at the beginning of the year would not be materially different from reported results.

       During 1998, GEM had a 49% interest in Gaming for Africa Expo, a gaming trade show and conference held in South Africa, and Gaming for Africa, the leading trade magazine for gaming in Sub-Saharan Africa. Effective as of January 1, 1999, GEM acquired, in a series of transactions, the business of Gaming for Africa Expo and Gaming for Africa for approximately $640,000.


4.     LONG-TERM DEBT AND NOTE PAYABLE

       Long-term debt outstanding consists of the following:


                                                                                               December 31,
                                                                                          1998              1997
                                                                                          ----              ----
                                                                                            (In thousands)
         10 3/8% Senior  Subordinated  Notes,  interest payable  semi-annually
         with principal due at maturity in 2007 (A).                                   $ 98,500           100,000

         Note payable under a purchase agreement, discounted at 8.5% annual payments per agreement with final payment in April, 2000.
                                                                                            920             1,219

         Promissory notes, unsecured, payable semi-annually, plus interest, through August 15, 1999, interest rate adjusts one percent below the base rate of Citibank, N.A. (7.5% at December 31, 1998).
                                                                                            300               600

         Promissory notes, unsecured, payable quarterly, plus interest, through
         December 2000, interest rate adjusts semi-annually to the base rate of
         Chase Manhattan Bank (7.5% at December 31, 1998).
                                                                                            166               249

         7.5% promissory  notes,  unsecured,  annual payment of $54,700,  plus
         interest, with final payment in February, 1999.                                     55               175

         Capital  lease  obligation,  monthly  payments  of $38,000  including
         interest through June, 2000.                                                       653             1,091

         Other                                                                              158               200
                                                                                     ----------        ----------

                                                                                        100,752           103,534
         Less portion due within one year                                                (1,367)           (1,232)
                                                                                      ---------         ---------
                                                                                       $ 99,385           102,302
                                                                                         ======           =======


         Installments due on long-term debt during each of the five years subsequent to December 31, 1998, are as follows:

                                                            (In thousands)

                  1999                                      $     1,367
                  2000                                              885
                  2001                                                -
                  2002                                                -
                  2003                                                -
                  Thereafter                                     98,500
                                                              ---------
                                                              $ 100,752
                                                              =========

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

5.    DEBT GUARANTORS

      Atwood Publishing LLC, Galaxy Information Services LLC, GEM Communications LLC, Holdings LLC (collectively the "LLC Guarantors"), TISI and Corsearch, (collectively, the "Subsidiary Guarantors" and, together with the LLC Guarantors, the "Guarantors") are included in the consolidated results of the Company. Because the Company, directly or indirectly, owns all of the voting interests in the LLC Guarantors, the LLC Guarantors are considered wholly owned subsidiaries of the Company as defined by Regulation S-X. The Company indirectly owns all of the voting shares of the Subsidiary Guarantors.

      Each of the Guarantors jointly and severally guarantee all of the Company's debt, on a full and unconditional basis. For accounting purposes, all Guarantors are consolidated. Separate financial statements and other disclosures concerning the Guarantors are not presented because the Company's management has determined that they are not material to investors.

      The Senior Credit Facility contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or purchase capital stock; (ii) prepay, redeem or purchase debt; (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales;
      (ix) transact with affiliates and (x) alter its lines of business. The net assets of the Guarantors approximated $54,300,000 as of December 31, 1998.

      Included in the 1998 financial results of the LLC Guarantors are the ten months activity of Atwood Publishing LLC, Galaxy Information Services LLC, GEM Communications LLC and Holdings LLC. Included in the 1998 financial results of the Subsidiary Guarantors are the two months of operations of Atwood Publishing, Inc., Galaxy Information Services, Inc., GEM Communications, Inc. and the full year results of TISI and Corsearch. The 1997 and 1996 financial results are prior to the Recapitalization (See Note 2).

      The following are condensed consolidating financial statements of The Official Information Company and the Guarantors for each period presented:


                                                                1998
                                                                ----
                                                            BALANCE SHEET
                                                            -------------


ASSETS
------

                                 TOIC             LLC          SUBSIDIARY        SUBTOTAL                             TOIC
                                 ----             ---          ----------        --------                             ----
                               CORPORATE    GUARANTORS          GUARANTORS       GUARANTORS     ELIMINATIONS       CONSOLIDATED
                               ---------    ----------          ----------       ----------     ------------       ------------
Current assets                   $9,973        $4,337             $9,340          $13,677          $    -             $23,650
Notes receivable and
investments                      (4,727)        5,138                  -            5,138               -                 411
Investment in subsidiaries
& affil.                         46,694           517              7,096            7,613         (54,307)                  -
PPE-Net                             193         4,462              4,370            8,832                               9,025
Deferred tax assets               1,185             -                  -                -               -               1,185
                                                                                                        -
Intangibles and other             3,417        15,646             21,200           36,846                              40,263
assets-net
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------
Total assets                    $56,735       $30,100            $42,006          $72,106        $(54,307)            $74,534
                                =======       =======            =======          =======        =========            =======

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities              $4,529       $10,673             $5,796          $16,469             $ -             $20,998
Long term debt                   99,043             -                342              342               -              99,385
Other liabilities                   882           107                364              471               -               1,353
Minority interest                 6,474           517                  -              517               -               6,991
Total shareholders' equity
(deficit)                       (54,193)       18,803             35,504           54,307         (54,307)            (54,193)
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------
Total  liabilities and
Shareholders' equity            $56,735       $30,100            $42,006          $72,106        $(54,307)            $74,534
                                =======       =======           =======           =======        =========            =======



                                                                1998
                                                                ----
                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                ------------------------------------

                                  TOIC            LLC          SUBSIDIARY        SUBTOTAL                                TOIC
                                  ----            ---          ----------        --------                                ----
                               CORPORATE       GUARANTORS       GUARANTORS       GUARANTORS      ELIMINATIONS        CONSOLIDATED
                               ---------       ----------       ----------       ----------      ------------        ------------
Total revenue                     $880          $52,663          $43,230          $95,893            $(336)            $96,437
Costs and expenses:
     Operating costs                 -           27,013           24,694           51,707                -              51,707
     General &admin.              (205)          15,472            7,373           22,845                -              22,640
     Interest                   10,676              338               97              435             (435)             10,676
     Deprec.& amort.               467            3,075            3,536            6,611                -               7,078
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------
Total costs                     10,938           45,898           35,700           81,598             (435)             92,101
Income (loss) before income
taxes                          (10,058)           6,765            7,530           14,295               99               4,336
Minority interest                    -              (67)               -              (67)          (2,424)             (2,491)

Income tax (expense) benefit         -             (119)          (1,210)          (1,329)               -              (1,329)
Earnings (losses) of
subsidiaries                     4,191               67                -               67           (4,258)                  -
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------
Net Income (loss)             $ (5,867)          $6,646           $6,320          $12,966          $(6,583)              $ 516
                              =========          ======           ======          =======          ========              =====



                                                                1998
                                                                ----
                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                ------------------------------------



                                 TOIC           LLC       SUBSIDIARY      SUBTOTAL                     TOIC
                                 ----           ---       ----------      --------                     ----
                               CORPORATE    GUARANTORS    GUARANTORS     GUARANTORS  ELIMINATIONS  CONSOLIDATED
                               ---------    ----------    ----------     ----------  ------------  ------------
Net income (loss)              $ (5,867)       $6,646       $6,320        $12,966       $(6,583)      $ 516

Adjustments to reconcile
net income (loss) to net
cash provided by operating
activities, net                   1,501         3,160        3,536          6,696             -       8,197
Changes in assets and
liabilities, net                 (1,148)        3,532       (6,878)        (3,346)        6,583       2,089
                              ------------- ----------- --------------- ------------ ------------ -------------

Net cash (used in) provided
by operating activity            (5,514)       13,338        2,978         16,316             -      10,802
Cash flows from investing
activities:
    Collections on
       Contract & notes
       Receivable                    41             -            -              -             -          41
    Capital expenditures           (210)       (2,923)      (3,370)        (6,293)            -      (6,503)
    Proceed from the
       Sale of assets             1,625             -            -              -             -       1,625
    Payments for
    Acquisitions, net of
       Cash acquired                  -       (10,246)           -        (10,246)            -     (10,246)
    Payments on
       Deferred contract
       Liabilities                 (290)            -            -              -             -        (290)
                              ------------- ----------- --------------- ------------ ------------ -------------

Net cash provided by (used
in) by investing activity         1,166       (13,169)      (3,370)       (16,539)            -     (15,373)
Cash flows from financing
activities:
    Principal payments
       of long-term debt         (1,281)            -            -              -             -      (1,281)
    Debt  financing cost           (294)            -            -              -             -        (294)
    Retirement of bonds          (1,440)            -            -              -             -      (1,440)
    Minority interest             4,500                                                                4,500
    Repurchase of                                   -            -              -             -
       Common stock              (3,600)                                                             (3,600)
                              ------------- ----------- --------------- ------------ ------------ -------------

Net cash provided by (used
in) by financing activities      (2,115)            -            -              -             -      (2,115)
                              ------------- ----------- --------------- ------------ ------------ -------------

Net increase (decrease) in
cash and cash equivalents        (6,463)          169         (392)          (223)            -      (6,686)
Cash equivalents at
beginning of year                 7,541         2,170          854          3,024             -      10,564
                              ------------- ----------- --------------- ------------ ------------ -------------

Cash equivalents at end of year  $1,078        $2,339         $461         $2,800         $   -      $3,878
                                 ======        ======         ====         ======         =====      ======

                                                   1997
                                                   ----
                                               BALANCE SHEET
                                               -------------


                                         TOIC       SUBSIDIARY                          TOIC
                                         ----       ----------                          ----
      ASSETS                          CORPORATE      GUARANTORS      ELIMINATIONS    CONSOLIDATED
      ------                          ---------      ----------      ------------    ------------
      Current assets                   $12,923        $15,019           $   -           $27,942
      Notes receivable and
      investments                        1,579            190               -             1,769
      Investment in subsidiaries &      33,437            624         (34,061)                -
      affil.
      PPE-Net                              318          6,735               -             7,053
      Deferred tax assets                1,150              -               -             1,150
      Intangibles and other              8,327         24,725               -            33,052
      assets-net
                                     ------------- --------------- ----------------- ------------
      Total assets                      57,734         47,293         (34,061)           70,966
                                        ======         ======         ========           ======

      LIABILITIES AND
      STOCKHOLDERS' EQUITY

      Current liabilities                5,564         12,277               -           17,841
      Long term debt                   101,440            862               -          102,302
      Other liabilities                  1,332             93               -            1,425
      Total shareholders' equity
      (deficit)                        (50,602)        34,061         (34,061)         (50,602)
                                     ------------- --------------- ----------------- ------------
      Total  liabilities and
      Shareholders'  equity            $57,734        $47,293        $(34,061)         $70,966
                                       =======        =======        =========         =======



                                                                1997
                                                                ----
                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                ------------------------------------

                                                                 SUBSIDIARY                            TOIC
                                                                 ----------                            ----
                                         TOIC CORPORATE          GUARANTORS       ELIMINATIONS     CONSOLIDATED
                                         --------------          ----------       ------------     ------------
      Total revenue                          $1,366                $81,093            $ -              $82,459
      Costs and expenses:
           Operating costs                        -                 43,160              -               43,160
           General & admin.                     903                 23,138              -               24,041
           Recapitalization &
            Reorganizational                 21,774                      -              -               21,774
            expenses
           Interest                           3,360                    336              -                3,696
           Deprec.  & amort.                    156                  4,840              -                4,996
                                   --------------------------- ---------------- ----------------- ------------------
      Total costs                            26,193                 71,474              -               97,667
      Income (loss) before
      income taxes                          (24,827)                 9,619              -              (15,208)

      Income tax (expense)                    6,652                 (4,016)             -                2,636
      benefit
                                   --------------------------- ---------------- ----------------- ------------------
      Net Income (loss)                    $(18,175)                $5,603            $ -            $ (12,572)
                                           ==========               ======            ====            ==========



                                                          1997
                                                          ----
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                          ------------------------------------

                                        TOIC         SUBSIDIARY
                                        ----         ----------
                                    CORPORATE        GUARANTORS            ELIMINATIONS       TOIC CONSOLIDATED
                                    ---------        ----------            ------------       -----------------
      Net income (loss)              $(18,175)           $5,603                $ -                $ (12,572)

      Adjustments to reconcile
      net income (loss) to net
      cash provided by
      operating activities, net          (184)            4,561                  -                    4,377
      Changes in assets and
      liabilities, net                  5,153            (1,402)                 -                    3,751
                                  ---------------- -------------------- ------------------- -----------------------
      Net cash (used in)
      provided by operating           (13,206)            8,762                  -                   (4,444)
      activity

      Cash flows from investing
      activities:
          Collections on
             contract & notes
             receivable                   345                 -                  -                      345
       Investments, net of
             Distributions                  -               100                  -                      100
      Capital expenditures                (23)           (5,518)                 -                   (5,541)
      Proceed from the
             sale of assets                35                 -                  -                       35
          Payments for
             acquisitions, net of
          cash acquired                     -              (813)                 -                     (813)

          Payments on
             deferred contract           (638)                -                  -                     (638)
             liabilities
                                  ---------------- -------------------- ------------------- -----------------------
      Net cash provided by
      (used in) by investing
      activity                           (281)           (6,231)                 -                   (6,512)
      Cash flows from financing
      activities:
          Borrowing under
            long- term Debt           100,000                 -                  -                  100,000
          Principal payments
             of long-term debt           (230)           (1,263)                 -                   (1,493)
          Borrowings under
          bank lines-of-credit         93,618                 -                  -                   93,618
          Payments under
          bank lines-of-credit        (93,000)                -                  -                  (93,000)
          Debt financing costs         (3,558)                -                  -                   (3,558)
          Issuance of common stock     35,442                 -                  -                   35,442
          Repurchase of
             Common stock            (111,746)                -                  -                 (111,746)
                                  ---------------- -------------------- ------------------- -----------------------
      Net cash provided by
      (used in) by financing
      activities                       20,526            (1,263)                 -                   19,263
                                  ---------------- -------------------- ------------------- -----------------------

      Net increase (decrease)
      in cash and cash
      equivalents                       7,039             1,268                  -                    8,307
      Cash equivalents at
      beginning of year                   826             1,431                  -                    2,257
                                  ---------------- -------------------- ------------------- -----------------------
      Cash equivalents at end
      of year                          $7,865            $2,699                $ -                  $10,564
                                       ======            ======                ====                 =======



                                                          1996
                                                          ----
                                          CONSOLIDATED STATEMENT OF OPERATIONS
                                          ------------------------------------


                                                                 SUBSIDIARY                              TOIC
                                                                 ----------                              ----
                                         TOIC CORPORATE          GUARANTORS       ELIMINATIONS        CONSOLIDATED
                                         --------------          ----------       ------------        ------------

      Total revenue                          $1,397                $67,245            $ -              $68,642
      Costs and expenses:
           Operating costs                        -                 40,314              -               40,314
           General & admin.                   4,018                 11,189              -               15,207
           Interest                             323                    258              -                  581
           Deprec.  & amort.                    367                  3,651              -                4,018
                                   --------------------------- ---------------- ----------------- ------------------
      Total costs                             4,708                 55,412              -               60,120
      Income (loss) before
      income taxes                           (3,311)                11,833              -                8,522

      Income tax (expense)
      benefit                                 1,343                 (4,444)             -               (3,101)
                                   --------------------------- ---------------- ----------------- ------------------
      Net Income (loss)                    $ (1,968)                $7,389             $ -              $ 5,421
                                           =========                ======             ===              =======


                                                          1996
                                                          ----
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                          ------------------------------------


                                       TOIC           SUBSIDIARY
                                       ----           ----------
                                     CORPORATE        GUARANTORS            ELIMINATIONS       TOIC CONSOLIDATED
                                     ---------        ----------            ------------       -----------------
      Net income (loss)              $(1,968)            $7,389                $ -                 $ 5,421
      Adjustments to reconcile
      net income (loss) to net
      cash provided by
      operating activities, net        1,122              3,619                  -                   5,050
      Changes in assets and
      liabilities, net                 5,021             (7,278)                 -                  (2,566)
                                  ---------------- -------------------- ------------------- -----------------------
      Net cash (used in)
      provided by operating
      activity                         4,175              3,730                  -                   7,905

      Cash flows from investing
      activities:
          Net sales of investments     1,000                                                         1,000
          Collections on
             Contract & notes
             Receivable                1,372                  -                  -                   1,372
          Capital expenditures            (9)            (2,632)                                    (2,641)
          Investments, net of                                 -                  -
             Distributions              (212)                                                         (212)
          Proceed from the                                                       -
             Sale of assets              652                120                                        772
          Payments for
             Acquisitions, net                                -                  -
             of cash acquired        (15,691)                                                      (15,691)
          Payments on
             deferred contract
             liabilities                (327)              (358)                                       (685)
                                  ---------------- -------------------- ------------------- -----------------------
      Net cash provided by
      (used in) by investing
      activity                       (13,215)            (2,870)                 -                 (16,085)





      Cash flows from financing
      activities:
      Borrowing under
      long-term Debt                       -                  -                  -                      -
      Principal payments
          of long-term debt           (3,156)              (205)                 -                 (3,361)
      Borrowings under
      bank lines-of-credit             3,500                  -                  -                  3,500
      Payments under
      bank lines-of-credit            (3,000)                 -                  -                 (3,000)
      Debt financing costs                 -                  -                  -                      -
      Issuance of common stock           112                 (1)                 -                    111
      Repurchase of
             Common stock               (197)                 1                  -                   (196)
                                  ---------------- -------------------- ------------------- -----------------------

      Net cash provided by
      (used in) by financing          (2,741)              (205)                 -                  (2,946)
      activities
                                  ---------------- -------------------- ------------------- -----------------------

      Net increase (decrease)
      in cash and cash               (11,780)               654                  -                 (11,126)
      equivalents
      Cash equivalents at
      beginning of year               12,608                775                  -                  13,383
                                  ---------------- -------------------- ------------------- -----------------------
      Cash equivalents at end
      of year                           $828             $1,429                $ -                  $2,257
                                        ====             ======                ====                 ======




6.     INCOME TAXES

         The provision for income tax expense (benefit) is comprised of the following:


                                                                     Year Ended December 31,
                                                                1998               1997             1996
                                                                ----               ----             ----
                                                                              (In thousands)
                  Current:
                     Federal                                 $     (119)           (1,824)           2,487
                     State                                          104               384              305
                     Foreign                                        119            -                 -
                                                                    ---         ---------         ----
                                                                    104            (1,440)           2,792
                                                                    ---             -----            -----

                  Deferred:
                     Federal                                      1,118            (1,178)             266
                     State                                          107               (18)              43
                                                                   ----           -------          -------
                                                                  1,225            (1,196)             309
                                                                  -----             -----           ------

                                                               $  1,329            (2,636)           3,101
                                                                  =====             =====            =====


       The reconciliation of income tax computed at the federal statutory rate (34%) to income tax expense is as follows:

                                                                                  Year Ended December 31,
                                                                           1998           1997            1996
                                                                           ----           ----            ----
                                                                                     (In thousands)

      Income tax provision at statutory rates                            $  1,474        (5,171)          2,897

      Minority share of LLC earnings                                         (847)            -               -




      Amortization of acquired assets not deductible for
          income tax purposes                                                 362           395             262
      State income taxes                                                      141           253             232
      Increase (reduction) in previously provided taxes
          related to settlement of tax examinations                          -              344            (300)
      Non-deductible recapitalization expenses                               -            1,680            -
      Foreign taxes                                                           119             -            -
      Other                                                                    80          (137)             10
                                                                             ----        ------         -------

                                                                         $  1,329        (2,636)          3,101
                                                                            =====        =======          =====


       Significant components of deferred tax assets and liabilities are as follows:


                                                                                               December 31,
                                                                                            1998           1997
                                                                                            ----           ----
                                                                                              (In thousands)

       Deferred tax assets:
          Income recognized in different accounting period for
              income tax purposes                                                        $     91             182
          Deferred severance benefits payable                                                 491             517
          Reserves on assets                                                                  497             497
          Accrued expenses deductible when paid                                               607             776
          Net operating loss carryforwards                                                  2,185           2,806
          Fixed asset basis differences                                                       175             175
          AMT credit carryforwards                                                             24               -
                                                                                            -----            ----

                                                                                            4,070           4,953

          Less valuation allowance                                                         (1,786)         (1,786)
                                                                                            -----           -----
                                                                                            2,284           3,167

       Deferred tax liabilities:
          Other asset basis difference                                                       (471)           (497)
          Deductions recognized in different accounting periods                              (368)              -
                                                                                           -------         ------

       Net deferred tax assets                                                           $  1,445           2,670
                                                                                            =====           =====

       At December 31, 1998, the Company had available net operating loss (NOL) carryforwards for regular federal tax purposes of approximately $1.3 million which, will expire in 2012. The Company also has state NOL's available of approximately $22 million which, expire at various dates beginning in 2009 through 2012. The state NOL's were generated in prior years, however, due to the nature of these losses their existence was substantially in doubt pending the resolution of a revenue agents examination. The examination was resolved in the Company's favor during 1997.

       A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. The Company has historically been profitable not withstanding 1997 in which the Company incurred recapitalization expenses. Management believes that such expenses are non-recurring. The ability to utilize the state NOL's is further dependent on tax planning strategies surrounding the drop down restructuring described in note 2. Management believes that the elimination of non-recurring expenses will result in future taxable income, however, there is no assurance of that fact. Accordingly, a valuation allowance has been established, to reduce the deferred tax assets to a level which, more likely than not, will be realized. Based upon historical taxable income trends and projections for future taxable income over the periods which the items giving rise to deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the net deferred assets, net of the existing valuation allowance, at December 31, 1998.

7.       CAPITAL STOCK

       RECAPITALIZATION AND STOCK OPTIONS

       The Company completed a tender offer for substantially all of its outstanding common stock during 1997 as part of a recapitalization plan (see footnote 2 - Recapitalization). In 1997 and 1996, the Company purchased and retired 50,000 shares ($27.50 per share) and 7,900 shares ($24.94 per share), respectively, of its Common Stock owned by certain officers, directors and other related parties.

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

       In connection with the Recapitalization, substantially all of the outstanding options under the 1994 Incentive Stock Plan were repurchased. A total of 1,675 remain outstanding to an individual at December 31, 1998, all of which are exercisable and have an exercise price of $4.25 per share. This plan will survive solely with respect to such options; no further options will be granted. Options for 50,000 shares were granted in 1996 at option prices ranging from $13.88 to $24.00 per share, and options for 15,000 shares were granted in 1995 at an option price of $6.00 per share. The options were granted at the market price of the Company's Common Stock at the effective date of the grant. Options for 33,881 shares were exercised in 1997 for a total price of $153,000 prior to the recapitalization transaction.

       An Employee Stock Purchase Plan was terminated in 1997; no shares had been issued under this plan. The Company matched 20 percent of each employee's contributions with common stock (limited to 5 percent maximum employee contribution) to the qualified 401(k) defined contribution plan. During 1997 and 1996, 2,772 shares and 6,247 shares, respectively, were issued to the 401(k) plan as matching contributions.

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

       STOCK APPRECIATION PLAN

       The Company has established a Key Executive Equity Appreciation Plan ("Stock Appreciation Plan") for certain executives of the Company. Pursuant to the Stock Appreciation Plan, executives can be awarded Equity Appreciation Units ("Units") which constitute a "phantom" equity interest in any appreciation in the value of the equity of the Company above the $59.6 million originally invested by VS&A-T/SF and Fir Tree in the Company and Holdings LLC payable only in the event of a change in control, as defined, or termination event, as defined. The Units vest ratably over five years, provided the executive remains an employee of the Company and annual EBITDA budget, as defined, for the Company is achieved (or, if not achieved, that 110% of the annual EBITDA budget for the next year is achieved). The maximum number of Units issuable under the Stock Appreciation Plan constitutes approximately 10% of the common equity interests of the Company.

       Certain executives were issued Units in 1998, under the Stock Appreciation Plan, which constitute approximately 9.2% of the common equity interest of the Company. Compensation expense associated with these Units, as well as future Units, will be recorded once a change in control or termination event, as defined, are deemed to be probable in accordance with SFAS No. 5 Accounting for Contingencies.

       STOCKHOLDERS AGREEMENT

       VS&A-T/SF and Fir Tree (each a "Stockholder") and the Company are parties to a Stockholders agreement (the "Agreement"), dated October 9, 1997, with respect to the management of the Company and their ownership of shares of the common stock. The Agreement terminates at the earlier of an underwritten initial public offering of common stock or ten years.

       The Agreement provides that the Board of Directors be determined based on the ownership percentages of VS&A-T/SF and Fir Tree which is 64.4% and 35.6%, respectively. The Agreement provides that certain actions require approval by a majority of the Fir Tree designees on the board and that at any time after October 9, 2002, Fir Tree has the right to force the sale of the Company or its assets and the Stockholders are required to sell their shares or vote in favor of a sale.


8.     COMMITMENTS AND CONTINGENCIES

       Operating lease agreements of the Company are principally for office facilities and equipment and expire at various dates through 2009. Rent expense in 1998, 1997, and 1996 under operating leases was approximately $2,020,000, $1,460,000, and $1,190,000 respectively.

       As of December 31, 1998, future minimum lease payments are as follows:

                          Year Ending                              Minimum Lease
                         December 31,                                Payments
                         ------------                                --------
                                                                  (In thousands)

                           1999                                     $  1,663
                           2000                                        1,359
                           2001                                        1,179
                           2002                                        1,057
                           2003                                          580
                        Thereafter                                     2,204
                                                                    --------
                                                                    $  8,042
                                                                    ========

       The Company is a defendant in certain litigation arising out of operations in the normal course of business. However, it is the opinion of management that the ultimate liabilities relating thereto, if any, will not have a material adverse effect on the financial position or results of operations of the Company.

9.     RELATED PARTY TRANSACTIONS

       In 1998, a stockholder was paid a fee of $20,000 in connection with advisory services provided to the Company with respect to the acquisition of International Gaming Business Exposition. In addition, the Company paid its stockholders $90,000 and $20,000 in management fees in 1998 and 1997, respectively. These costs are included in the accompanying consolidated statement of operations. No such fees were paid to any stockholder in 1996. In connection with the recapitalization transactions completed in 1997, the Company paid the Equity Investors a total of $1.6 million in fees for services related to the structure and implementation of the recapitalization plan.

10.    BUSINESS SEGMENT INFORMATION

       The FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131) in June 1997. SFAS 131 supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. SFAS 131 replaces the "industry segment" concept of Statement 14 with a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization. It focuses on financial information that an enterprise's decision makers use to make decisions about the enterprise's operating matters. The Company adopted SFAS 131 in 1998.

       Operations of the Company are conducted primarily through two business segments primarily within the continental United States. These segments and the primary operations of each are as follows:

       BUSINESS TO BUSINESS COMMUNICATIONS

       Publisher (Atwood) of various convention/trade show publications and a trade journal, provider (Galaxy) of registration services, exhibitor marketing and information services all to the exposition industry and owner (GEM) of the World Gaming Congress, a trade show catering to the legalized gaming industry, and the publisher of several trade magazines and newsletters.

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

       During 1998, 1997 and 1996, no customer represented ten percent or more of the Company's revenue or operating profit.

       Summarized financial information by industry segment is as follows:

                                                                                    Year Ended December 31,
                                                                               1998            1997           1996
                                                                               ----            ----           ----
                                                                                          (In thousands)
       NET REVENUES FROM SALES TO UNAFFILIATED CUSTOMERS:
           Business to Business Communications                            $  59,455         49,403         42,891
           Information Services                                              36,102         31,690         23,925
           Corporate and other                                                  880          1,366          1,826
                                                                              -----          -----        -------
                                                                          $  96,437         82,459         68,642
                                                                             ======         ======         ======

       OPERATING INCOME ( LOSS):
           Business to Business Communications                           $    8,233          5,393          6,018
           Information Services                                               8,061          4,562          5,612
                                                                            -------        -------        -------
           Operating profit from segments                                    16,294          9,955         11,630
           Corporate expenses, net                                           (1,282)       (21,467)        (2,527)
           Interest expense                                                 (10,676)        (3,696)          (581)
                                                                           --------        -------       --------

           Income (loss) before income taxes                                $ 4,336        (15,208)         8,522
                                                                            =======         ======        =======

       IDENTIFIABLE ASSETS AT DECEMBER 31:
           Business to Business Communications                            $  34,206         16,748         14,629
           Information Services                                              33,804         32,307         32,035
           Corporate                                                          6,524         21,911          9,318
                                                                              -----         ------        -------
                                                                          $  74,534         70,966         55,982
                                                                             ======         ======         ======

       DEPRECIATION AND AMORTIZATION:
           Business to Business Communications                           $    3,407          2,168          2,192
           Information Services                                               3,204          2,672          1,723
           Corporate                                                            467            156            103
                                                                           --------     ----------       --------
                                                                         $    7,078          4,996          4,018
                                                                            =======        =======        =======

       CAPITAL EXPENDITURES:
           Business to Business Communications                           $    2,924          2,947          1,097
           Information Services                                               3,370          2,571          1,533
           Corporate                                                            209             23             11
                                                                         ----------      ---------      ---------
                                                                         $    6,503          5,541          2,641
                                                                            =======        =======        =======


11.      SUBSEQUENT EVENT

On March 25, 1999, the Company executed an asset purchase agreement to acquire, through a subsidiary, substantially all of the assets and liabilities of International Travel Service, Inc., for approximately $22.7 million. The consummation of the transaction is subject to certain conditions, including approval under antitrust regulations. This transaction will be accounted for as a purchase.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      March 29, 1999

                                      THE OFFICIAL INFORMATION COMPANY

                                          /s/  Ian L.M. Thomas
                                   By ________________________________________
                                          IAN L. M. THOMAS
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 29, 1999 and in the capacities indicated.

SIGNATURE                                     TITLE



/s/ John S. Suhler                            Chairman of the Board and Director
__________________________________
         (John S. Suhler)


/s/  Ian L.M. Thomas
___________________________________           President, Chief Executive
         (Ian L.M. Thomas)                    Officer and Director


/s/ Steven J. Hunt
___________________________________           Chief Financial Officer and
         (Steven J. Hunt)                     Treasurer

                                              Director
___________________________________
         (John J. Veronis)

                                              Director
/s/ Jeffrey T. Stevenson
___________________________________
         (Jeffrey T. Stevenson)

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