Form 10-Q
period 1999-03-31
OFFICIAL INFORMATION CO
filed 1999-05-12
CIK 847841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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

    As of May 10, 1999, 112,367 shares of common stock were outstanding, of which 72,367 were owned by VS&A T/SF, L.L.C. 34,541, 3,831 and 1,628 were owned by Fir Tree Value Fund LP., Fir Tree Institutional Value Fund L.P. and Fir Tree Value Partners L.D.C., respectively.

                                     PART I

                          Item 1. Financial Information

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                   ASSETS                                     MARCH 31,        DECEMBER 31,
                                                                1999               1998
                                                                ----               ----
                                                             (UNAUDITED)
Current assets:
    Cash and cash equivalents                                  $  4,124                3,878
    Accounts receivable, less reserve for doubtful accounts      18,570               17,555
    Inventories                                                     235                  231
    Deferred tax assets                                             230                  260
    Notes receivable and other current assets                     2,588                1,726
                                                               --------               ------
          Total current assets                                   25,747               23,650
                                                               --------               ------
Notes receivable and investments                                    287                  411
                                                               --------               ------
Property, plant and equipment, at cost:                          22,568               21,609
    Less accumulated depreciation                                13,539               12,584
                                                               --------               ------
          Property, plant and equipment, net                      9,029                9,025
                                                               --------               ------
Deferred tax assets                                               1,185                1,185
Intangibles and other assets, net                                40,770               40,263
                                                               --------               ------
                                                               $ 77,018               74,534
                                                               ========               ======

See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             MARCH 31,            DECEMBER 31,
                                                                  1999                   1998
                                                                  ----                   ----
                                                               (UNAUDITED)
Current liabilities:
    Accounts payable                                             $   2,736                2,967
    Accrued liabilities                                             12,604                9,984
    Deferred revenue                                                 7,091                6,680
    Current portion of long-term debt                                1,309                1,367
                                                                 ---------             --------
         Total current liabilities                                  23,740               20,998
                                                                 ---------             --------
Long-term debt                                                      98,820               99,385
Other liabilities                                                    1,318                1,353
Minority interest                                                    7,553                6,991

Stockholders' equity (deficit):

Common stock, $.10 par value, 150,000 shares authorized at
March 31, 1999 and December 31, 1998, respectively                      42                   42
    Additional paid-in capital                                      48,197               48,197
    Retained earnings                                               11,824               12,044
                                                                 ---------             --------
                                                                    60,063               60,283
    Treasury stock                                                (114,476)            (114,476)
                                                                 ---------             --------
         Total stockholders' equity (deficit)                      (54,413)             (54,193)
                                                                 ---------             --------
                                                                 $  77,018               74,534
                                                                 =========             ========

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 1999                1998
                                                                                 ----                ----
                                                                             (UNAUDITED)          (UNAUDITED)
Net Revenues
    Operating revenues                                                         $ 23,182               19,063
    Interest and other income                                                         5                  112
    Gain on sale of assets, net                                                       -                   48
                                                                               --------               ------
         Total revenues                                                          23,187               19,223
                                                                               --------               ------
Costs and expenses:
    Operating costs                                                              10,578                9,383
    General and administrative                                                    7,669                6,165
    Interest                                                                      2,653                2,692
    Depreciation and amortization                                                 1,825                1,313
                                                                               --------               ------
                                                                                 22,725               19,553
                                                                               --------               ------
         Income (loss) before minority interest and income taxes                    462                 (330)

Minority interest in earnings of consolidated entity                               (562)                (146)
Income tax (expense) benefit                                                       (120)                  22
                                                                               --------               ------
         Net loss                                                              $   (220)                (454)
                                                                               ========               ======

See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  1999                1998
                                                                  ----                ----
                                                             (UNAUDITED)           (UNAUDITED)
Cash flows from operating activities:
    Net loss                                                    $  (220)                (454)

    Adjustments to reconcile loss to net cash provided by
      operating activities:
         Depreciation and amortization                            1,825                1,313
         Gain on sale of assets                                       -                  (48)
         Minority interest in earnings of consolidated
              entity                                                562                  146
         Deferred income taxes                                       30                   64
         Changes in assets and liabilities                          527                  221
                                                                -------               ------
                Total adjustments                                 2,944                1,696
                                                                -------               ------
        Net cash provided by operating activities                 2,724                1,242
                                                                -------               ------
Cash flows from investing activities:
    Collections on contract and notes receivable                      9                   14
    Capital expenditures                                         (1,167)              (1,245)
    Proceeds from the sale of assets                                  -                  303
    Payments for acquisition, net of cash acquired                 (668)                   -
    Payments on deferred contract liabilities                       (42)                (103)
                                                                -------               ------
        Net cash used in investing
            Activities                                           (1,868)              (1,031)
                                                                -------               ------
Cash flows from financing activities:
    Principal payments of long-term debt                           (611)                (326)
    Minority interest                                                 -                4,500
    Repurchase of common stock                                        -               (3,500)
                                                                -------               ------
        Net cash (used in) provided by financing activities        (611)                 674
                                                                -------               ------
Net increase  in cash and cash equivalents                          245                  885

Cash and cash equivalents at beginning of period                  3,878               10,564
                                                                -------               ------
Cash and cash equivalents at end of period                      $ 4,124               11,449
                                                                =======               ======

See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The consolidated condensed financial statements of The Official Information Company ("TOIC" or the "Company"), include the accounts of TOIC, its wholly-owned subsidiaries, TOIC Holdings, LLC ("Holdings LLC") and the limited liability companies wholly owned by Holdings LLC (the "Subsidiary LLCs"). Through its priority interest in Holdings LLC, TOIC has voting, operational and management control of Holdings LLC and the Subsidiary LLCs and, accordingly, the financial statements of these entities are consolidated herein. Income allocated to TOIC from Holdings LLC is the lesser of net earnings or the preferred return, such amount being defined as an 11% cumulative annual compounded return on TOIC's undistributed capital in each, respectively. Losses are allocated first to the common members of Holdings LLC. TOIC and Holdings LLC share common management, resources and control. Prior to the drop down restructuring (see Note B) in February 1998, the operations of Holdings LLC and the Subsidiary LLCs were wholly-owned by TOIC.

    INTERIM REPORTING. The accompanying interim consolidated condensed financial statements reflect all adjustment which, in the opinion of management are considered necessary for a fair presentation of the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and related notes thereto included in TOIC's annual report on Form 10-K for the year ended December 31, 1998.

    RECLASSIFICATIONS

    Certain 1998 account balances have been reclassified to conform to the 1999 consolidated financial statement presentation.

B.  RECAPITALIZATION

    During 1997, the Company adopted a two phased leveraged recapitalization plan of the Company's ownership and capital structure. Phase I included a tender offer for substantially all of TOIC's outstanding common stock; selling newly-issued common stock to a new investor, VS&A-T/SF, L.L.C. and repurchasing substantially all of the outstanding stock options. Phase II was completed on February 27, 1998 and included a reverse stock split to eliminate all shares of the Company's common stock other than those owned by the Equity Investors (as defined below) and a restructuring of the Company and its subsidiaries. As of March 31, 1999, VS&A-T/SF and entities controlled by Fir Tree Partners (together referred to as the Equity Investors) own approximately 64% and 36% of TOIC's common stock, respectively.

    The reverse stock split provided that each then outstanding share of common stock other than treasury stock and stock owned by the Equity Investors was converted into the right to receive $40.25 for each pre-split share.

    In the drop down restructuring, TOIC and certain of its wholly owned subsidiaries contributed substantially all of the assets and liabilities of TOIC's Business to Business Communication Segment into Holdings LLC in exchange for a $45 million priority equity interest which carries an 11% annual distribution. Simultaneous with this event, Holdings LLC contributed the assets received to the Subsidiary LLCs in exchange for a 99% interest. TOIC also purchased a priority interest in another limited liability company ("Operating LLC"), which held the remaining 1% interest in the Subsidiary LLCs. The Equity Investors purchased common equity interests in Holdings LLC and Operating LLC for approximately $4.5 million in the same proportion as their ownership of TOIC. Effective as of December 31, 1998, Operating LLC merged with and into Holdings LLC, with Holdings LLC being the surviving entity. TOIC has voting, operational and management control of Holdings LLC.

C.  DEBT GUARANTORS

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

    The Senior Credit Facility contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or purchase capital stock; (ii) prepay, redeem or purchase debt;
    (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates and (x) alter its lines of business. The net assets of the Guarantors approximated $58,412,000 as of March 31, 1999.

    Included in the 1999 financial results of the LLC Guarantors are the three months activity of Atwood Publishing LLC, Galaxy Information Services LLC, GEM Communications LLC and Holdings LLC. Included in the 1998 financial results of the Subsidiary Guarantors are the two months of operations of Atwood Publishing, Inc., Galaxy Information Services, Inc., GEM Communications, Inc. and the three months results of TISI and Corsearch.

    The following are condensed consolidating financial statements of The Official Information Company and the Guarantors for each period presented:

                                                           MARCH 31,1999
                                                           BALANCE SHEET
                                                            (UNAUDITED)
ASSETS

                                       TOIC            LLC          SUBSIDIARY       SUBTOTAL                         TOIC
                                     CORPORATE      GUARANTORS      GUARANTORS      GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                     ---------      ----------      ----------      ----------    ------------    ------------
Current assets                        $  3,241        $ 10,417       $ 12,089       $ 22,506        $     --        $ 25,747
Notes receivable and
investments                                214              73             --             73              --             287
Investment in subsidiaries
& affil                                 51,316              --          7,096          7,096        (58,412)             --
PPE-Net                                    215           4,545          4,269          8,814              --           9,029
Deferred tax assets                      1,185              --             --             --              --           1,185

Intangibles and other
assets-net                               3,320          16,410         21,040         37,450              --          40,770
                                      ---------------------------------------------------------------------------------------
Total assets                          $ 59,491        $ 31,445       $ 44,494       $ 75,939        $(58,412)       $ 77,018
                                      ========        ========       ========       ========        ========        ========

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities                   $  6,928        $ 10,744       $  6,068       $ 16,812        $     --        $ 23,740
Long term debt                          98,583              --            237            237              --          98,820
Other liabilities                          840             104            374            478              --           1,318
Minority interest                        7,553              --             --             --              --           7,553
Total shareholders' equity
(deficit)                              (54,413)         20,599         37,815         58,412         (58,412)        (54,413)
                                      ---------------------------------------------------------------------------------------

Total  liabilities and
Shareholders' equity                  $ 59,491        $ 31,445       $ 44,494       $ 75,939        $(58,412)       $ 77,018
                                      ========        ========       ========       ========        ========        ========
                                                  THREE MONTHS ENDED MARCH 31,1999
                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (UNAUDITED)

                                       TOIC            LLC          SUBSIDIARY       SUBTOTAL                         TOIC
                                     CORPORATE      GUARANTORS      GUARANTORS      GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                     ---------      ----------      ----------      ----------    ------------    ------------
Total revenue                         $      5        $ 13,226       $  9,956        $ 23,182        $    --        $ 23,187
Costs and expenses:
     Operating costs                        --           7,166          3,412          10,578             --          10,578
     General &admin                        890           3,437          3,341           6,778             --           7,669
     Interest                            2,632               3             18              21             --           2,653
     Deprec.& amort                        126             823            876           1,699             --           1,825
                                      ---------------------------------------------------------------------------------------
Total costs                              3,648          11,430          7,647          19,077             --          22,725
Income (loss) before income
taxes                                   (3,642)          1,796          2,309           4,105             --             462
Minority interest                           --              --             --              --           (562)           (562)

Income tax expense                        (120)             --             --              --             --            (120)
Earnings (losses) of
subsidiaries                             1,233              --             --              --         (1,233)             --
                                      ---------------------------------------------------------------------------------------
Net Income (loss)                     $ (2,530)       $  1,796       $  2,309        $  4,105        $(1,795)       $   (220)
                                      ========        ========       ========        ========        =======        ========

                                                  THREE MONTHS ENDED MARCH 31,1999
                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            (UNAUDITED)

                                    TOIC            LLC          SUBSIDIARY     SUBTOTAL                         TOIC
                                  CORPORATE      GUARANTORS      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                  ---------      ----------      ----------    ----------    ------------    ------------
Net income (loss)                  $(2,530)       $ 1,796        $ 2,309        $ 4,105        $(1,795)       $  (220)

Adjustments to reconcile
net income (loss) to net
cash provided by operating
activities, net                        159            820            875          1,696            562          2,417
Changes in assets and
liabilities, net                     3,400         (1,584)        (2,522)        (4,105)         1,233            527
                                   --------------------------------------------------------------------------------------
Net cash provided by
operating activity                   1,029          1,032            663          1,695             --          2,724
Cash flows from investing
activities:
    Collections on
       Contract & notes
       Receivable                        9             --             --             --             --              9
    Capital expenditures               (37)          (631)          (499)        (1,130)            --         (1,167)
    Proceed from the
       Sale of assets                   --             --             --             --             --             --
    Payments for
    Acquisitions, net of
       Cash acquired                    --           (668)            --           (668)            --           (668)
    Payments on
       Deferred contract
       Liabilities                     (42)            --             --             --             --            (42)
                                   --------------------------------------------------------------------------------------
Net cash used in by
investing activity                     (70)        (1,299)          (499)        (1,798)            --         (1,868)
Cash flows from financing
activities:
    Principal payments
       of long-term debt              (452)            --           (159)          (159)            --           (611)
    Debt  financing cost                --             --             --             --             --             --
    Retirement of bonds                 --             --             --             --             --             --
    Minority interest                   --             --
    Repurchase of                       --             --             --             --             --
       Common stock                     --
                                   --------------------------------------------------------------------------------------
Net cash used in by
financing activities                  (452)            --           (159)          (159)            --           (611)
                                   --------------------------------------------------------------------------------------
Net increase (decrease) in
cash and cash equivalents              507           (267)             5           (262)            --            245
Cash equivalents at
beginning of period                  1,078          2,339            461          2,800             --          3,878
                                   --------------------------------------------------------------------------------------
Cash equivalents at end of
period                             $ 1,585        $ 2,072        $   467        $ 2,539        $    --        $ 4,124
                                   =======        =======        =======        =======        =======        =======

                                                         DECEMBER 31, 1998
                                                           BALANCE SHEET

ASSETS

                                      TOIC            LLC          SUBSIDIARY     SUBTOTAL                         TOIC
                                    CORPORATE      GUARANTORS      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                    ---------      ----------      ----------    ----------    ------------    ------------
Current assets                      $  9,973        $  4,337       $  9,340       $ 13,677       $     --        $ 23,650
Notes receivable and
investments                           (4,727)          5,138             --          5,138             --             411
Investment in subsidiaries
& affil                               46,694             517          7,096          7,613        (54,307)             --
PPE-Net                                  193           4,462          4,370          8,832             --           9,025
Deferred tax assets                    1,185              --             --             --             --           1,185

Intangibles and other
assets-net                             3,417          15,646         21,200         36,846             --          40,263
                                    --------        --------       --------       --------       --------        --------
Total assets                        $ 56,735        $ 30,100       $ 42,006       $ 72,106       $(54,307)       $ 74,534
                                    ========        ========       ========       ========       ========        ========

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities                 $  4,529        $ 10,673       $  5,796       $ 16,469       $     --        $ 20,998
Long term debt                        99,043              --            342            342             --          99,385
Other liabilities                        882             107            364            471             --           1,353
Minority interest                      6,474             517             --            517             --           6,991
Total shareholders' equity
(deficit)                            (54,193)         18,803         35,504         54,307        (54,307)        (54,193)
                                    --------        --------       --------       --------       --------        --------

Total  liabilities and
Shareholders' equity                $ 56,735        $ 30,100       $ 42,006       $ 72,106       $(54,307)       $ 74,534
                                    ========        ========       ========       ========       ========        ========

                                                  THREE MONTHS ENDED MARCH 31,1998
                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (UNAUDITED)

                                  TOIC            LLC          SUBSIDIARY     SUBTOTAL                         TOIC
                                CORPORATE      GUARANTORS      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                ---------      ----------      ----------    ----------    ------------    ------------
Total revenue                    $    292       $  4,537       $ 14,442       $ 18,979       $    (48)      $ 19,223

Costs and expenses:
     Operating costs                   --          2,975          6,408          9,383             --          9,383
     General &admin                   402            934          4,829          5,763             --          6,165
     Interest                       2,666             --             26             26             --          2,692
     Deprec.& amort                   109            149          1,055          1,204             --          1,313
                                 --------       --------       --------       --------       --------       --------
Total costs                         3,177          4,058         12,318         16,376             --         19,553
Income (loss) before income
taxes                              (2,885)           479          2,124          2,603            (48)          (330)
Minority interest                      --             (6)            --             (6)          (140)          (146)

Income tax (expense) benefit           --             --            (14)           (14)            36             22
Earnings (losses) of
subsidiaries                           --              6             --              6             (6)            --
                                 --------       --------       --------       --------       --------       --------
Net Income (loss)                $ (2,885)      $    479       $  2,110       $  2,589       $   (158)      $   (454)
                                 ========       ========       ========       ========       ========       ========

                                                  THREE MONTHS ENDED MARCH 31,1998
                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            (UNAUDITED)
                                     TOIC            LLC          SUBSIDIARY     SUBTOTAL                         TOIC
                                   CORPORATE      GUARANTORS      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                   ---------      ----------      ----------    ----------    ------------    ------------
Net income (loss)                   $ (2,885)      $    479       $  2,110       $  2,589       $   (158)      $   (454)

Adjustments to reconcile
net income (loss) to net
cash provided by operating
activities, net                           41            239          1,054          1,294            140          1,475
Changes in assets and
liabilities, net                       3,453           (487)        (1,788)        (2,275)          (958)           221
                                    --------       --------       --------       --------       --------       --------

Net cash (used in) provided
by operating activity                    610            231          1,378          1,609           (976)         1,242
Cash flows from investing
activities:
    Collections on
       Contract & notes
       Receivable                         14             --             --             --             --             14
    Capital expenditures                 (34)          (744)          (467)        (1,211)            --         (1,245)
    Proceed from the
       Sale of assets                    303             --             --             --             --            303
    Payments for
    Acquisitions, net of
       Cash acquired                      --             --             --             --             --             --
    Payments on
       Deferred contract
       Liabilities                      (103)            --             --             --             --           (103)
                                    --------       --------       --------       --------       --------       --------

Net cash provided by (used
in) by investing activity                180           (744)          (467)        (1,211)            --         (1,031)
Cash flows from financing
activities:
    Principal payments
       of long-term debt                (326)            --             --             --             --           (326)
    Debt  financing cost                  --             --             --             --             --             --
    Retirement of bonds                   --             --             --             --             --
    Minority interest                  4,500             --                                                       4,500
    Repurchase of
       Common stock                   (3,500)            --             --             --             --         (3,500)
                                    --------       --------       --------       --------       --------       --------

Net cash provided by
financing activities                     674             --             --             --             --            674
                                    --------       --------       --------       --------       --------       --------

Net increase (decrease) in
cash and cash equivalents              1,463           (513)           911            398           (976)           885
Cash equivalents at
beginning of period                    7,541          2,169            854          3,023             --         10,564
                                    --------       --------       --------       --------       --------       --------

Cash equivalents at end of
period                              $  9,004       $  1,656       $  1,765       $  3,421       $   (976)      $ 11,449
                                    ========       ========       ========       ========       ========       ========

D.  BUSINESS SEGMENT INFORMATION

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

    During the first quarter of 1999 and 1998, no customer represented ten percent or more of the Company's revenue or operating profit.

    Summarized financial information by industry segment is as follows:

                                                          For the three months
                                                             ended March 31,

                                                            1999         1998
                                                            ----         ----
                                                             (In thousands)
NET REVENUES FROM SALES TO UNAFFILIATED CUSTOMERS:
    Business to Business Communications                   $ 13,226       10,237
    Information Services                                     9,956        8,826
    Corporate and other                                          5          160
                                                          --------     --------
                                                          $ 23,187       19,223
                                                          ========     ========

OPERATING INCOME (LOSS):
    Business to Business Communications                   $  1,798          653
    Information Services                                     2,328        2,060
                                                          --------     --------
    Operating profit from segments                           4,126        2,713
    Corporate expenses, net                                 (1,011)        (351)
    Interest expense                                        (2,653)      (2,692)
                                                          --------     --------

    Income (loss) before income taxes                     $    462         (330)
                                                          ========     ========

IDENTIFIABLE ASSETS AT MARCH 31 AND DECEMBER 31:
    Business to Business Communications                   $ 31,445       34,206
    Information Services                                    37,398       33,804
    Corporate                                                8,175        6,524
                                                          --------     --------
                                                          $ 77,018       74,534
                                                          ========     --------

DEPRECIATION AND AMORTIZATION:
    Business to Business Communications                   $    823          481
    Information Services                                       876          723
    Corporate                                                  126          109
                                                          --------     --------
                                                          $  1,825        1,313
                                                          ========     ========

CAPITAL EXPENDITURES:
    Business to Business Communications                   $    499          744
    Information Services                                       631          467
    Corporate                                                   37           34
                                                          --------     --------
                                                          $  1,167        1,245
                                                          ========     ========

E.  SUBSEQUENT EVENT

    During the first quarter of 1999, the Company executed an asset purchase agreement to acquire, through a subsidiary, substantially all of the assets and liabilities of International Travel Service, Inc., for approximately $22.7 million. This transaction was consumated as of April 30, 1999. This transaction will be accounted for as a purchase.

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

    Effective January 31, 1998, the Company acquired the remaining interests in Casino Publishing Company. In June, 1998, GEM acquired all the assets and rights to the International Gaming Business Exposition, a conference and trade show serving the casino gaming industry. On September 1, 1998, GEM acquired all the stock of UK based InterGame Limited, the publisher of the leading series of publications for the international coin-operated amusement and gaming machines and amusement park businesses. During 1998, GEM had a 49% interest in Gaming for Africa Expo, a gaming trade show and conference held in South Africa, and Gaming for Africa, the leading trade magazine for gaming in Sub-Saharan Africa. Effective as of January 1, 1999, GEM acquired, in a series of transactions, the business of Gaming for Africa Expo and Gaming for Africa for approximately $668,000. The investment had previously been accounted for under the equity method.

RESULTS OF OPERATION

    Revenues. Revenues for the three months ended March 31, 1999 totaled $23.2 million, an increase of $4.0 million (21%) over the first quarter of 1998. The Business to Business Communications segment Revenue totaled $13.2 million for the three months ended March 31, 1999, an increase of $3.0 million (29%) over the first quarter 1998. At Galaxy, increased registration and exhibitor volume and the growth of new lead management and interactive services contributed $1.4 million to the revenue growth. At Atwood, growth in new directories business, a strong increase in new digital products and expansion of proprietary publishing led to a 11% increase in revenue in the first quarter of 1999 compared with the first quarter of 1998. The inclusion of InterGame ($863,000) and Gaming for Africa ($49,000) which were not included in consolidated 1998 results until September 1, 1998 and January 1, 1999, respectively, contributed to a 78% increase in revenue at GEM.

    The Information Services segment produced first quarter 1999 revenue of $10.0 million, an increase of $1.1 million or 13% over the first quarter of 1998. TISI's first quarter 1999 revenue increased 17% over the first quarter of 1998, due principally to increased criminal record volume and employment history searches, as compared to the prior year and launch of World Gaming Network
(WGN). WGN provides pre-employment screening services to the casino gaming industry based on the successful DAC model. TISI's Crimesearch affiliate, acquired in 1996, experienced a 90% increase in first quarter revenue reflecting growing demand for criminal records. Corsearch revenue remained flat with an improved mix of searches and price increases offset by lower search volume.

    Operating Costs. Operating Costs increased $1.2 million (13%) during the first quarter of 1999 compared with the same period in 1998. Business to Business Communications first quarter 1999 Operating Costs increased $893,000 (14%) on 39% higher revenue compared with first quarter 1998. Growth was attributable principally to increased volume at Atwood and Galaxy and the inclusion of InterGame and Gaming for Africa, which were not included in consolidated 1998 GEM results until September 1, 1998 and January 1, 1999 respectively.

    Information Services Operating Costs increased 10% during the first quarter of 1999 compared with the first quarter of 1998. The increase was attributable principally to the expansion of research capacity at Corsearch and higher criminal record and pre-employment screening volume at TISI.

    General and Administrative Expenses. General and Administrative Expenses increased $1.5 million (24%) during the first quarter of 1999 compared with the first quarter of 1998. Higher general and administrative expense was primarily due to the inclusion of InterGame and Gaming for Africa, increased staff to support volume growth and new product development at TISI and corporate business development costs.

    Depreciation and Amortization. Depreciation and Amortization increased $512,000 (39%) during the first quarter of 1999 compared with the same period in 1998. The increase resulted principally from 1998 capital expenditure to acquire data, expand exposition and trade show capacity and upgrade information technology.

    Interest Expense. Interest Expense totaled $2.7 million for the three months ended March 31, 1999 and 1998, respectively. Interest expense results primarily from debt incurred in connection with the Recapitalization.

    EBITDA. EBITDA totaled $4.9 million during the first quarter of 1999 compared with $3.7 million during the same 1998 period, an increase of $1.3 million (34%). The increase resulted from higher EBITDA in the Business to Business Communications segment (up $1.5 million - 131%) and the Information Services segment (up $420,000 - 15%), offset partially by higher corporate business development expenses and lower other income.

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

    The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under the Senior Credit Facility. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for the Company's working capital, capital expenditures and other needs. No assurance can be given, however, that this will be the case. As of March 31, 1999, the Company had $24.8 million of availability under the Senior Credit Facility. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. In addition, any future acquisitions by the Company would likely require additional financing.

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

    For applications that have been developed in-house, active inventorying and remediation has been underway since early in 1998. To date, all PC-based applications have been found to be ready for the Year 2000 or have required only minor changes, which have been completed. TISI has completed a general inventory of its primary VMS-based processing applications and 95% of the detailed inventory. Remediation of these systems has been divided into two phases and TISI has completed nearly 85% of the first phase and nearly 40% of the second phase. All non-critical systems (defined as cosmetically impacted or internal-use reporting only) will be deferred until all critical systems have been remediated, tested and put back into production. System level and comprehensive testing is being performed throughout the remediation process. TISI expects that all critical application remediation will be completed by the end of the third quarter of 1999.

    TISI and the Company's other business units are in the process of contacting significant external entities, assessing their Year 2000 readiness and developing action plans. The company expects to complete this survey by the end of second quarter 1999 and, if necessary, will develop contingency plans based on the survey results.

COSTS

    The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $1.4 million. The total amount expended on the Project through March 31, 1999, was approximately $650,000 nearly all of which related to the cost to repair or replace software and related hardware problems. The estimated future cost of completing the Year 2000 Project is estimated to be approximately $750,000. Funds for the Project are included in existing operating budgets.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In 1998, the Company adopted AICPA Statement of Position ("SOP") No.98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP No.98-1 requires certain cost in connection with the developing or obtaining internally used software to be capitalized that previously would have been expensed as incurred. The adoption of SOP No. 98-1 resulted in the capitalization of approximately $300,000 related to software development cost.

    The FASB also recently issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits (SFAS 132) and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 132 revises employer's disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. These Statements are not expected to have a material impact on the Company's financial reporting as the Company does not currently sponsor pension or other post-retirement benefit plans and does not engage in the use of derivative instruments.

FORWARD-LOOKING STATEMENTS

    This Quarterly Report for the quarter ended March 31, 1999 as well as other public documents of the Company contains forward-looking statements which involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "seek," "plan," as well as variations of such words and similar expressions, are intended to identify forward-looking statements. While management believes these statements are reasonable, actual results could differ materially from those projected by such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

SUBSEQUENT EVENT

During the first quarter of 1999, the Company executed an asset purchase agreement to acquire, through a subsidiary, substantially all of the assets and liabilities of International Travel Service, Inc., for approximately $22.7 million. This transaction was consumated as of April 30, 1999. This transaction will be accounted for as a purchase.

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  List of Exhibits:

       Financial Data Schedule (Exhibit 27)

(b)    Reports on Form 8-K

       The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 11, 1999

                                       THE OFFICIAL INFORMATION COMPANY


                                       By /s/ Ian L.M. Thomas
                                          ------------------------------------
                                          IAN L. M. THOMAS
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER




                                       By /s/ Steven J. Hunt
                                          ------------------------------------
                                          STEVEN J. HUNT
                                          CHIEF FINANCIAL OFFICER