Form 10-Q
period 1999-06-30
OFFICIAL INFORMATION CO
filed 1999-08-16
CIK 847841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1999

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                        PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 1-10263

                        THE OFFICIAL INFORMATION COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     DELAWARE                                    73-1341805
        (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

250 West 57th, Suite #2421, New York, New York                     10106
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

         As of August 13, 1999, 112,367 shares of common stock were outstanding, of which 72,367 were owned by VS&A T/SF, L.L.C. 34,541, 3,831 and 1,628 were owned by Fir Tree Value Fund LP., Fir Tree Institutional Value Fund L.P. and Fir Tree Value Partners L.D.C., respectively.

                                     PART I

                          Item 1. Financial Information

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                      ASSETS                           JUNE 30,   DECEMBER 31,
                                                         1999        1998
                                                         ----        ----
                                                     (UNAUDITED)
Current assets:
   Cash and cash equivalents                           $ 2,754      $ 3,878
   Accounts receivable, less reserve for doubtful
   accounts                                             22,213       17,555
   Inventories                                             200          231
   Deferred tax assets                                     112          260
   Prepaid expenses and other current assets             2,596        1,726
                                                       -------      -------

         Total current assets                           27,875       23,650
                                                       -------      -------

Notes receivable and investments                           313          411
                                                       -------      -------

Property, plant and equipment, at cost:                 24,613       21,609
   Less accumulated depreciation                        14,621       12,584
                                                       -------      -------
         Property, plant and equipment, net              9,992        9,025
                                                       -------      -------

Deferred tax assets                                      1,185        1,185
Intangibles and other assets, net                       59,612       40,263
                                                       -------      -------
                                                       $98,977      $74,534
                                                       =======      =======

     See accompanying notes to consolidated condensed financial statements.

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       JUNE 30,    DECEMBER 31,
                                                            1999          1998
                                                            ----          ----
                                                         (UNAUDITED)
Current liabilities:
   Accounts payable                                       $   2,022    $   2,967
   Accrued liabilities                                       10,593        9,984
   Customer deposits                                         20,539           --
   Deferred revenue                                           7,702        6,680
   Current portion of long-term debt                          1,885        1,367
                                                          ---------    ---------
        Total current liabilities                            42,741       20,998
                                                          ---------    ---------

Long-term debt                                               98,671       99,385
Other liabilities                                             1,287        1,353
Minority interest                                            10,984        6,991

Stockholders' equity (deficit):

Common stock, $.10 par value, 150,000 shares authorized
at June 30, 1999 and December 31, 1998, respectively             42           42
   Additional paid-in capital                                48,197       48,197
   Retained earnings                                         11,531       12,044
                                                          ---------    ---------
                                                             59,770       60,283
   Treasury stock                                          (114,476)    (114,476)
                                                          ---------    ---------
        Total stockholders' equity (deficit)                (54,706)     (54,193)
                                                          ---------    ---------
                                                          $  98,977    $  74,534
                                                          =========    =========

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                       --------                --------
                                                   1999        1998        1999        1998
                                                   ----        ----        ----        ----
                                                      (UNAUDITED)             (UNAUDITED)
Revenues
   Operating revenues                            $ 26,049    $ 20,754    $ 49,231    $ 39,817
   Interest and other income                           21         232          26         344
   Loss on sale of assets, net                         --        (134)         --         (86)
                                                 --------    --------    --------    --------
        Total revenues                             26,070      20,852      49,257      40,075
                                                 --------    --------    --------    --------

Costs and expenses:
   Operating costs                                 11,965       9,975      22,543      19,358
   General and administrative                       7,970       6,375      15,639      12,540
   Interest                                         2,762       2,682       5,415       5,374
   Depreciation and amortization                    2,155       1,493       3,980       2,806
                                                 --------    --------    --------    --------
                                                   24,852      20,525      47,577      40,078
                                                 --------    --------    --------    --------

        Income (loss) before minority interest
        and income taxes                            1,218         327       1,680          (3)
Minority interest in earnings of consolidated
entity                                             (1,431)       (456)     (1,993)       (602)
Income tax expense                                    (80)        (68)       (200)        (46)
                                                 --------    --------    --------    --------

        Net loss                                 $   (293)   $   (197)   $   (513)   $   (651)
                                                 ========    ========    ========    ========

     See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                     --------
                                                                 1999        1998
                                                                 ----        ----
                                                                    (UNAUDITED)
Cash flows from operating activities:
   Net loss                                                    $   (513)   $   (651)

   Adjustments to reconcile net loss to net
       Cash provided by operating activities:
        Depreciation and amortization                             3,980       2,806
        Loss on sale of assets                                       --          86
        Minority interest in earnings of consolidated entity      1,993         602
        Deferred income taxes                                       145         (85)
        Changes in operating assets and liabilities               2,006        (870)
                                                               --------    --------

             Total adjustments                                    8,124       2,539
                                                               --------    --------

       Net cash provided by operating activities                  7,611       1,888
                                                               --------    --------

Cash flows from investing activities:
   Collections on contract and notes receivable                      18          15
   Capital expenditures                                          (2,622)     (2,916)
   Proceeds from the sale of assets                                  --         308
   Payments for acquisitions, net of cash acquired               (7,844)     (2,009)
   Payments on deferred contract liabilities                        (90)       (205)
                                                               --------    --------
       Net cash used in investing activities                    (10,538)     (4,807)
                                                               --------    --------

Cash flows from financing activities:
   Principal payments of long-term debt-net                        (197)       (767)
   Minority interest                                              2,000       4,500
   Repurchase of common stock                                        --      (3,600)
                                                               --------    --------
       Net cash provided by financing activities                  1,803         133
                                                               --------    --------

Net decrease in cash and cash equivalents                        (1,124)     (2,786)

Cash and cash equivalents at beginning of period                  3,878      10,564
                                                               --------    --------

Cash and cash equivalents at end of period                     $  2,754    $  7,778
                                                               ========    ========

     See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The consolidated condensed financial statements of The Official Information Company ("TOIC" or the "Company"), include the accounts of TOIC, its wholly-owned subsidiaries, TOIC Holdings, LLC ("Holdings LLC") and the limited liability companies wholly owned by Holdings LLC (the "Subsidiary LLCs"). Through its priority interest in Holdings LLC, TOIC has voting, operational and management control of Holdings LLC and the Subsidiary LLCs and, accordingly, the financial statements of these entities are consolidated herein. Income allocated to TOIC from Holdings LLC is the lesser of net earnings or the preferred return, such amount being defined as an 11% cumulative annual compounded return on TOIC's undistributed capital in each LLC, respectively. Losses are allocated first to the common members of Holdings LLC. TOIC and Holdings LLC share common management, resources and control. Prior to the drop down restructuring (see Note B) in February 1998, the operations of Holdings LLC and the Subsidiary LLCs were wholly-owned by TOIC.

    INTERIM REPORTING. The accompanying interim consolidated condensed financial statements reflect all adjustment which, in the opinion of management are considered necessary for a fair presentation of the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and related notes thereto included in TOIC's annual report on Form 10-K for the year ended December 31, 1998.

    RECLASSIFICATIONS

    Certain 1998 account balances have been reclassified to conform to the 1999 consolidated financial statement presentation.

B.  RECAPITALIZATION

    During 1997, the Company adopted a two phased leveraged recapitalization plan of the Company's ownership and capital structure. Phase I included a tender offer for substantially all of TOIC's outstanding common stock; selling newly-issued common stock to a new investor, VS&A-T/SF, L.L.C. and repurchasing substantially all of the outstanding stock options. Phase II was completed on February 27, 1998 and included a reverse stock split to eliminate all shares of the Company's common stock other than those owned by the Equity Investors (as defined below) and a restructuring of the Company and its subsidiaries. As of June 30, 1999, VS&A-T/SF and entities controlled by Fir Tree Partners (together referred to as the Equity Investors) own approximately 64% and 36% of TOIC's common stock, respectively.

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

C.  DEBT GUARANTORS

    Atwood Publishing LLC, Galaxy Information Services LLC, GEM Communications LLC, I.T.S. Information Services, LLC, Holdings LLC (collectively the "LLC Guarantors"), TISI and Corsearch, (collectively, the "Subsidiary Guarantors" and, together with the LLC Guarantors, the "Guarantors") are included in the consolidated results of the Company. Because the Company, directly or indirectly, owns all of the voting interests in the LLC Guarantors, the LLC Guarantors are considered wholly owned subsidiaries of the Company as defined by Regulation S-X. The Company indirectly owns all of the voting shares of the Subsidiary Guarantors.

    Each of the Guarantors jointly and severally guarantee all of the Company's debt, on a full and unconditional basis. For accounting purposes, all Guarantors are consolidated. Separate financial statements and other disclosures concerning the Guarantors are not presented because the Company's management has determined that they are not material to investors.

    The Senior Credit Facility contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or purchase capital stock; (ii) prepay, redeem or purchase debt;
    (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates and (x) alter its lines of business. The net assets of the Guarantors approximated $63,373,000 as of June 30, 1999.

    Included in the 1999 financial results of the LLC Guarantors are the six months activity of Atwood Publishing LLC, Galaxy Information Services LLC, GEM Communications LLC, Holdings LLC and two months (from May 1, 1999) activity of I. T. S. Information Services, LLC. Included in the 1998 financial results of the Subsidiary Guarantors are the two months of operations of Atwood Publishing, Inc., Galaxy Information Services, Inc., GEM Communications, Inc. and the six months results of TISI and Corsearch.

    The following are condensed consolidating financial statements of The Official Information Company and the Guarantors for each period presented:

                                                           JUNE 30,1999
                                                           BALANCE SHEET
                                                            (UNAUDITED)

ASSETS

                           TOIC           LLC        SUBSIDIARY     SUBTOTAL                       TOIC
                         CORPORATE     GUARANTORS    GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                         ---------     ----------    ----------    ----------   ------------   ------------
Current assets           $  2,811       $ 10,811      $ 14,252      $ 25,063            --       $ 27,875
Notes receivable and
investments                    35             73           205           278            --            313
Investment in
subsidiaries & affil       56,276             --         7,096         7,096       (63,373)            --
PPE-Net                       226          5,292         4,473         9,766            --          9,992
Deferred tax assets         1,185             --            --            --            --          1,185
Intangibles and other
  assets-net                3,192         35,572        20,874        56,420            --         59,612
                         --------------------------------------------------------------------------------
Total assets             $ 63,727       $ 51,748      $ 46,874      $ 98,622      $(63,373)      $ 98,977
                         ========       ========      ========      ========      ========       ========

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities      $ 10,151       $ 26,370      $  6,221      $ 32,591      $     --       $ 42,741
Long term debt             98,541             --           130           130                       98,671
Other liabilities             792            104           391           495                        1,287
Minority interest           8,949          2,035            --         2,035                       10,984
Total stockholders'
equity (deficit)          (54,706)        23,240        40,133        63,373       (63,373)       (54,706)
                         --------------------------------------------------------------------------------
Total  liabilities and
Stockholders' equity     $ 63,727       $ 51,748      $ 46,874      $ 98,622      $(63,373)      $ 98,977
                         ========       ========      ========      ========      ========       ========

                                                   SIX MONTHS ENDED JUNE 30,1999
                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (UNAUDITED)

                           TOIC           LLC        SUBSIDIARY     SUBTOTAL                       TOIC
                         CORPORATE     GUARANTORS    GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                         ---------     ----------    ----------    ----------   ------------   ------------
Total revenue            $    (77)      $ 29,213      $ 20,121      $ 49,334      $     --       $ 49,257
Costs and expenses:
     Operating costs           --         15,491         7,052        22,543            --         22,543
     General & admin        1,713          7,285         6,640        13,926            --         15,639
     Interest               5,378              3            34            37            --          5,415
     Deprec. & amort          252          1,961         1,766         3,727            --          3,980
                         --------------------------------------------------------------------------------
Total costs                 7,344         24,740        15,493        40,233            --         47,577
Income (loss) before
income taxes               (7,421)         4,472         4,628         9,101            --          1,680
Minority interest              --            (35)           --           (35)       (1,958)        (1,993)

Income tax expense           (200)            --            --            --            --           (200)
Earnings (losses) of
subsidiaries                2,479             --            --            --        (2,479)            --
                         --------------------------------------------------------------------------------
Net income (loss)        $ (5,142)      $  4,437      $  4,628      $  9,066      $ (4,437)      $   (513)
                         ========       ========      ========      ========      ========       ========

                                                      SIX MONTHS ENDED JUNE 30,1999
                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                               (UNAUDITED)

                               TOIC          LLC        SUBSIDIARY     SUBTOTAL                       TOIC
                             CORPORATE    GUARANTORS    GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                             ---------    ----------    ----------    ----------   ------------   ------------
Net income (loss)            $ (5,141)     $  4,437      $  4,628      $  9,065      $ (4,437)     $   (513)

Adjustments to
reconcile net income
(loss) to net cash
provided by operating
activities, net                   397         1,997         1,766         3,763         1,958         6,118
Changes in assets and
liabilities, net                3,890         1,168        (5,531)       (4,363)        2,479         2,006
                             ------------------------------------------------------------------------------
Net cash (used in)
provided by operating
activities                       (854)        7,602           864         8,465            --         7,611
Cash flows from
investing activities:
    Collections on
       Contract & notes
       Receivable                  18            --            --            --                          18
    Capital expenditures          (62)         (957)       (1,603)       (2,560)                     (2,622)
    Proceed from the
       Sale of assets                            --            --            --                          --
    Payments for                   --
    Acquisitions, net of
       Cash acquired               --        (7,844)           --        (7,844)                     (7,844)
    Payments on
       Deferred contract
       Liabilities                (90)           --            --            --                         (90)
                             ------------------------------------------------------------------------------
Net cash used in by
investing activities             (134)       (8,801)       (1,603)      (10,404)                    (10,538)
Cash flows from financing
activities:
    Principal payments
       of long-term
       debt-net                  (197)           --            --            --                        (197)
    Debt financing cost            --            --            --            --                          --
    Retirement of bonds            --            --            --            --                          --
    Minority interest              --         2,000            --         2,000                       2,000
    Repurchase of
       Common stock                --            --            --            --                          --
                             ------------------------------------------------------------------------------
Net cash (used in)
provided by financing
activities                       (197)        2,000            --         2,000                       1,803
                             ------------------------------------------------------------------------------
Net increase (decrease)
in cash and cash
equivalents                    (1,185)          801          (739)           61                      (1,124)
Cash equivalents at
beginning of period             1,078         2,339           461         2,800                       3,878
                             ------------------------------------------------------------------------------
Cash equivalents at end
of period                    $   (107)     $  3,319      $   (278)     $  2,861                    $  2,754
                             ========      ========      ========      ========                    ========

                                                        DECEMBER 31, 1998
                                                           BALANCE SHEET

ASSETS
                             TOIC          LLC        SUBSIDIARY     SUBTOTAL                       TOIC
                           CORPORATE    GUARANTORS    GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                           ---------    ----------    ----------    ----------   ------------   ------------
Current assets             $  9,973      $  4,337     $  9,340       $ 13,677     $     --        $ 23,650
Notes receivable and
investments                  (4,727)        5,138           --          5,138           --             411
Investment in
subsidiaries & affil         46,694           517        7,096          7,613      (54,307)             --
PPE-Net                         193         4,462        4,370          8,832                        9,025
Deferred tax assets           1,185            --           --             --           --           1,185
Intangibles and other
assets-net                    3,417        15,646       21,200         36,846           --          40,263
                           -------------------------------------------------------------------------------
Total assets               $ 56,735      $ 30,100     $ 42,006       $ 72,106     $(54,307)       $ 74,534
                           ========      ========     ========       ========     ========        ========

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities        $  4,529      $ 10,673     $  5,796       $ 16,469     $     --        $ 20,998
Long term debt               99,043            --          342            342           --          99,385
Other liabilities               882           107          364            471           --           1,353
Minority interest             6,474           517           --            517           --           6,991
Total stockholders'
equity (deficit)            (54,193)       18,803       35,504         54,307      (54,307)        (54,193)
                           -------------------------------------------------------------------------------
Total liabilities and
Stockholders' equity       $ 56,735      $ 30,100     $ 42,006       $ 72,106     $(54,307)       $ 74,534
                           ========      ========     ========       ========     ========        ========

                                                   SIX MONTHS ENDED JUNE 30,1998
                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (UNAUDITED)

                             TOIC          LLC        SUBSIDIARY     SUBTOTAL                       TOIC
                           CORPORATE    GUARANTORS    GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                           ---------    ----------    ----------    ----------   ------------   ------------
Total revenue              $    258      $ 21,792     $ 18,025       $ 39,817     $     --        $ 40,075
Costs and expenses:
     Operating costs             --        12,699        6,659         19,358           --          19,358
     General & admin          1,018         5,625        5,896         11,521           --          12,540
     Interest                 5,325            --           49             49           --           5,374
     Deprec. & amort            220         1,105        1,482          2,587           --           2,806
                           -------------------------------------------------------------------------------
Total costs                   6,563        19,429       14,086         33,515           --          40,078
Income (loss) before
income taxes                 (6,305)        2,363        3,939          6,302                           (3)
Minority interest                --            --           --             --         (602)           (602)

Income tax expense              (46)           --           --             --                          (46)
Earnings (losses) of
subsidiaries                  1,671            --           --             --       (1,671)             --
                           -------------------------------------------------------------------------------
Net income (loss)          $ (4,680)     $  2,363     $  3,939       $  6,302     $ (2,273)       $   (651)
                           ========      ========     ========       ========     ========        ========

                                                   SIX MONTHS ENDED JUNE 30,1998
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            (UNAUDITED)

                             TOIC          LLC        SUBSIDIARY     SUBTOTAL                       TOIC
                           CORPORATE    GUARANTORS    GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                           ---------    ----------    ----------    ----------   ------------   ------------
Net income (loss)          $ (4,680)     $  3,939      $  2,363      $  6,302      $(2,273)      $   (651)

Adjustments to
reconcile net income
(loss) to net cash
provided by operating
activities, net                 221         1,104         1,482         2,586          602          3,409
Changes in assets and
liabilities, net              2,456        (1,358)       (3,639)       (4,997)       1,671           (870)
                           -------------------------------------------------------------------------------

Net cash (used in)
provided by operating
activity                     (2,003)        3,685           206         3,891           --          1,888
Cash flows from
investing activities:
    Collections on
       Contract & notes
       Receivable                15            --            --            --           --             15
    Capital expenditures        (73)       (1,837)       (1,006)       (2,843)          --         (2,916)
    Proceed from the
       Sale of assets           308            --            --            --           --            308
    Payments for
    Acquisitions, net of
       Cash acquired             --        (2,009)           --        (2,009)          --         (2,009)
    Payments on
       Deferred contract
       Liabilities             (205)           --            --            --           --           (205)
                           -------------------------------------------------------------------------------

Net cash provided by
(used in) investing
activities                       45        (3,846)       (1,006)       (4,852)          --         (4,807)
Cash flows from
financing activities:
    Principal payments                                                                               (767)
       of long-term debt       (767)           --            --            --           --
    Minority interest         4,500            --            --            --           --          4,500
    Repurchase of
     common stock            (3,600)           --            --            --           --         (3,600)
                           -------------------------------------------------------------------------------
Net cash provided by
financing activities            133            --            --            --           --            133
                           -------------------------------------------------------------------------------
Net increase (decrease)
in cash and cash
equivalents                  (1,825)         (162)         (800)         (962)          --         (2,786)
Cash equivalents at
beginning of period           7,541         2,170           854         3,024           --         10,564
                           -------------------------------------------------------------------------------
Cash equivalents at end
of period                  $  5,716      $  2,008      $     54      $  2,062      $    --       $  7,778
                           ========      ========      ========      ========      =======       ========

                                                  THREE MONTHS ENDED JUNE 30,1999
                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (UNAUDITED)

                             TOIC          LLC        SUBSIDIARY     SUBTOTAL                       TOIC
                           CORPORATE    GUARANTORS    GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                           ---------    ----------    ----------    ----------   ------------   ------------
Total revenue              $    (82)     $ 15,988      $ 10,165      $ 26,153      $    --        $ 26,070
Costs and expenses:
     Operating costs             --         8,325         3,639        11,965           --          11,965
     General & admin            823         3,848         3,300         7,148           --           7,970
     Interest                 2,747            --            16            16           --           2,762
     Deprec. & amort            126         1,138           891         2,029           --           2,155
                           -------------------------------------------------------------------------------
Total costs                   3,696        13,311         7,846        21,157           --          24,852
Income (loss) before
income taxes                 (3,778)        2,677         2,319         4,996           --           1,218
Minority interest                --           (35)           --           (35)      (1,396)         (1,431)

Income tax (expense)
benefit                         (80)           --            --            --           --             (80)
Earnings (losses) of
subsidiaries                  1,246            --            --            --       (1,246)             --
                           -------------------------------------------------------------------------------
Net income (loss)          $ (2,612)     $  2,642      $  2,319      $  4,961      $(2,642)       $   (293)
                           ========      ========      ========      ========      =======        ========

                                                  THREE MONTHS ENDED JUNE 30,1998
                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (UNAUDITED)

                             TOIC          LLC        SUBSIDIARY     SUBTOTAL                       TOIC
                           CORPORATE    GUARANTORS    GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                           ---------    ----------    ----------    ----------   ------------   ------------
Total revenue              $     98      $ 11,556      $  9,198      $ 20,754      $     --       $ 20,852
Costs and expenses:
     Operating costs             --         6,426         3,549         9,975            --          9,975
     General & admin            616         2,795         2,964         5,759            --          6,375
     Interest                 2,659            --            23            23            --          2,682
     Deprec. & amort            110           624           759         1,383            --          1,493
                           -------------------------------------------------------------------------------
Total costs                   3,385         9,845         7,295        17,140            --         20,525
Income (loss) before
income taxes                 (3,287)        1,711         1,903         3,614            --            327
Minority interest                --           (35)           --           (35)         (456)          (456)

Income tax expense              (68)           --            --            --            --            (68)
Earnings (losses) of
subsidiaries                  1,671            --            --            --        (1,671)            --
                           -------------------------------------------------------------------------------
Net Income (loss)          $ (1,684)     $  1,711      $  1,903      $  3,614      $ (2,217)      $   (197)
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

    Operations of the Company are conducted primarily through two business segments primarily within the continental United States. These segments and the primary operations of each are as follows:

    BUSINESS TO BUSINESS COMMUNICATIONS

    Publisher (Atwood) of various convention/trade show publications and trade journals, provider (Galaxy) of registration services, exhibitor marketing and information services all to the exposition industry, provider (I.T.S.) of travel and hotel reservation services to the exposition industry and owner (GEM) of the World Gaming Congress, a trade show catering to the legalized gaming industry, and the publisher of several trade magazines and newsletters.

    INFORMATION SERVICES

    Provider (TISI) of pre-employment screening information including motor vehicle reports, truck driver employment information, worker's compensation information, credit reports, criminal record reports and other pre-employment screening information and services to the trucking, gaming and other industries and motor vehicle reports to the insurance industry. Provider (Corsearch) of trademark research and information services, using both proprietary and public databases.

    Corporate revenues consist principally of revenues from interest, covenants-not-to-compete and miscellaneous non-operating income. Operating profit is net revenues less applicable operating expenses and segment general and administrative expenses. Corporate general and administrative expenses are generally not allocated to each segment.

    Identifiable assets by segment are those assets that are used in the operations of each segment. Corporate assets consist principally of cash and cash equivalents, notes receivable, prepaid expenses and corporate furniture, fixtures and equipment. Capital expenditures include additions to property, plant and equipment, goodwill and truck driver employment and trademark information files.

    During the second quarter of 1999 and 1998, no customer represented ten percent or more of the Company's revenue or operating profit.

    Summarized financial information by industry segment is as follows:

                                                     For the three months     For the six months
                                                         ended June 30,       ended June 30, 1999
                                                       1999        1998        1999        1998
                                                       ----        ----        ----        ----
                                                        (In thousands)          (In thousands)
                                                          (Unaudited)             (Unaudited)
NET REVENUES FROM SALES TO UNAFFILIATED CUSTOMERS:
   Business to Business Communications               $ 15,885    $ 11,556    $ 29,110    $ 21,792
   Information Services                                10,165       9,198      20,121      18,025
   Corporate and other                                     21          98          26         258
                                                     --------    --------    --------    --------
                                                       26,070      20,852      49,257      40,075
                                                     ========    ========    ========    ========

OPERATING INCOME (LOSS):
   Business to Business Communications               $  2,574    $  1,710    $  4,372    $  2,363
   Information Services                                 2,335       1,926       4,662       3,988
                                                     --------    --------    --------    --------
   Operating profit from segments                       4,909       3,636       9,034       6,351
   Corporate expenses, net                               (929)       (627)     (1,939)       (980)
   Interest expense                                    (2,762)     (2,682)     (5,415)     (5,374)
                                                     --------    --------    --------    --------

   Income (loss) before income taxes                 $  1,218    $    327    $  1,680    $     (3)
                                                     ========    ========    ========    ========

DEPRECIATION AND AMORTIZATION:
   Business to Business Communications               $  1,138    $    624    $  1,961    $  1,105
   Information Services                                   891         759       1,766       1,482
   Corporate                                              126         110         252         220
                                                     --------    --------    --------    --------
                                                     $  2,155    $  1,493    $  3,980    $  2,806
                                                     ========    ========    ========    ========

CAPITAL EXPENDITURES:
   Business to Business Communications               $    468    $  1,093    $    957    $  1,837
   Information Services                                   972         539       1,603       1,006
   Corporate                                               25          39          62          73
                                                     --------    --------    --------    --------
                                                     $  1,455    $  1,671    $  2,622    $  2,916
                                                     ========    ========    ========    ========

IDENTIFIABLE ASSETS AT JUNE 30 AND DECEMBER 31:                                1999        1998
                                                                               ----        ----
   Business to Business Communications                                       $ 51,748    $ 34,206
   Information Services                                                        39,778      33,804
   Corporate                                                                    7,451       6,524
                                                                             --------    --------
                                                                             $ 98,977    $ 74,534
                                                                             ========    ========

E.  ACQUISITION

    On April 30, 1999, the Company, through a subsidiary, acquired substantially all of the assets and assumed substantially all of the liabilities of International Travel Services, Inc. ("ITS") for an aggregate purchase price of $22,650,000 plus transaction costs. Of the total purchase price of this transaction, $11,134,000 was paid out of proceeds from the Company's line of credit, $2,000,000 was paid from a contemporaneous minority equity investment in Galaxy Information Services, LLC by certain former ITS shareholders and the remainder was paid from existing cash. The acquisition was accounted for under the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

    The Company is a diversified business information and media company which principally operates two lines of business: (i) business and professional information services and (ii) business to business marketing communications, publishing and related service.

    Information Services provides specialized information and database management services to selected market segments. Total Information Services, Inc. ("TISI") is a leading supplier of preemployment screening information to the trucking, gaming and other industries and is a provider of risk assessment and underwriting information to agents, underwriters and others in the insurance industry. Corsearch, Inc. acquired by the Company in 1996, is the second largest supplier in the United States of trademark and trade name searches and information research.

    The Company's Business to Business Communications operations are conducted through several individual businesses, each of which is characterized by leading competitive positions within specialized market niches. Business to Business Communications includes: (i) Atwood Publishing, LLC and its affiliates (collectively, "Atwood"), the largest domestic independent publisher of exposition and association related publications and directories; (ii) Galaxy Information Services, LLC ("Galaxy"), the largest independent provider of trade show and convention registration, exhibitor information and "lead" management services in the United States. (iii) I.T.S. Information Services, LLC ("I.T.S."), a provider of housing, travel, event planning and registration services for the tradeshow convention and exposition industry and (iv) GEM Communications, LLC and its affiliates (collectively, "GEM"), the owner and operator of the World Gaming Congress, the world's largest trade show catering to the legalized gaming industry and the publisher of trade magazines directed to the legalized gaming industry, principally IGWB, the leading gaming industry magazine, and Casino Executive, the major magazine for casino management.

    Effective January 31, 1998, the Company acquired the remaining interests in Casino Publishing Company. In June, 1998, GEM acquired all the assets and rights to the International Gaming Business Exposition, a conference and trade show serving the casino gaming industry. On September 1, 1998, GEM acquired all the stock of UK based InterGame Limited, the publisher of the leading series of publications for the international coin-operated amusement and gaming machines and amusement park businesses. During 1998, GEM had a 49% interest in Gaming for Africa Expo, a gaming trade show and conference held in South Africa, and Gaming for Africa, the leading trade magazine for gaming in Sub-Saharan Africa. Effective as of January 1, 1999, GEM acquired, in a series of transactions, the business of Gaming for Africa Expo and Gaming for Africa. The investment had previously been accounted for under the equity method. On April 30, 1999, the Company, though I.T.S. Information Services, LLC, acquired substantially all of the assets and assumed substantially all of the liabilities of International Travel Service, Inc.

RESULTS OF OPERATION

    Revenues. Revenues of $26.1 million and $49.3 million for the three and six months periods ended June 30, 1999 respectively, were $5.2 million (25%) and $9.2 million (23%) higher, respectively, than the same periods in the prior year. Business to Business Communications segment Revenue totaled $15.9 million and $29.1 million for the three and six months ended June 30, 1999, respectively, an increase of $4.3 million (38%) and $7.3 million (34%), respectively, over the three and six months ended June 30, 1998. At

Galaxy, increased registration and exhibitor volume, and the growth of new lead management and interactive services and inclusion of International Travel Service ($2.1 million) as of May 1, 1999 contributed $2.5 million and $3.9 million to the revenue growth, respectively, over the same periods in the prior year. At Atwood, growth in new directories business, a strong increase in new digital products and expansion of proprietary publishing led to a 18% and 15% increase in revenue in the three and six months periods of 1999, respectively, compared to the same periods in 1998. The inclusion of InterGame ($1.5 million) and Gaming for Africa ($533,000) which were not included in consolidated 1998 results until September 1, 1998 and January 1, 1999, respectively, contributed to a 77% and 78% increase in the three and six months, respectively, in revenue at GEM. Excluding the impact of acquisitions, the Business to Business Communications segment revenue increased revenue 10% and 15%, respectively, for the three and six months ended June 30, 1999, compared with the same period in the prior year.

    The Information Services segment produced revenue of $10.2 million and $20.1million for the three and six month periods ended June 30, 1999, respectively, an increase of $967,000 (11%) and $2.1 million (12%), respectively, over the same three and six month periods of 1998. TISI's revenue increased 20% and 18% for the three and six months ended June 30, 1999, respectively, over the same periods of 1998 due principally to increased criminal record volume and employment history searches, as compared to the prior year and launch of World Gaming Network (WGN). WGN provides pre-employment screening services to the casino gaming industry based on the successful DAC model. TISI's Crimesearch affiliate, acquired in 1996, experienced a 76% increase in first half 1999 revenue reflecting growing demand for criminal records. Corsearch revenue decreased 15% and 9% during the three and six months of 1999, respectively, compared with 1998, due principally to lower search volume.

    Operating Costs. Operating Costs increased $2.0 million (20%) and $3.2 million (17%) for the three and six month periods ended June 30, 1999, respectively. Operating Costs of the Business to Business Communications segment increased by $1.9 million (30%) and $2.8 million (22%) for the three and six months ended June 30, 1999, respectively, on 38% and 34% higher revenue compared with the same periods in 1998. Growth was attributable principally to increased volume at Atwood and Galaxy and the inclusion of InterGame, Gaming for Africa at GEM and I.T.S. at Galaxy, which were not included in consolidated 1998 results until September 1, 1998, January 1, 1999 and May 1, 1999, respectively.

    Operating Costs of the Information Services segment increased 3% and 6% for the three and six month periods ended June 30, 1999, respectively, compared to the same periods of 1998. The increase was attributable principally to higher criminal record and pre-employment screening volume at TISI, offset partially by cost control measures instituted at Corsearch.

    General and Administrative Expenses. General and Administrative Expenses increased $1.6 million (25%) and $3.1 million (25%) for the three and six months ended June 30, 1999, respectively, compared with the same periods in the prior year. Higher general and administrative expense was primarily due to the inclusion of InterGame, Gaming for Africa and I.T.S., increased staff to support volume growth and new product development at TISI and corporate business development costs, offset partially by cost control actions taken at Corsearch.

    Depreciation and Amortization. Depreciation and Amortization increased $662,000 (44%) and $1.2 million (42%) during the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998. The increase resulted principally from 1998 capital expenditure to acquire data, expand exposition and trade show capacity and upgrade information technology and increased amortization of goodwill due to acquisitions.

    Interest Expense. Interest Expense totaled $2.8 million and $5.4 million for the three and six months ended June 30, 1999, respectively, compared with $2.7 million and $5.4 million for the same periods in 1998. Interest expense results primarily from debt incurred in connection with the Recapitalization.

    EBITDA. EBITDA increased $1.6 million (36%) and $2.8 million (34%) to $6.1 million and $11.1 million for the three and six months ended June 30, 1999, respectively, compared with $4.5 million and $8.3 million, respectively, during the same 1998 periods. The increase for the three months ended June 30, 1999 was principally attributable to higher EBITDA in the Business to Business Communications segment (up $1.4 million - 59%) and the Information Services segment (up $540,000 - 20%). The increase for the six months ended June 30, 1999 was principally attributable to higher EBITDA in the Business to Business Communications segment (up $2.9 million - 83%) and the Information Services segment (up $960,000 - 18%) and partially offset by higher corporate business development cost. Excluding the impact of acquisitions, EBITDA in the Business to Business Communications segment increased 16% and 51% for the three and six months period ended June 30, 1999, respectively, compared with the same period in the prior year and EBITDA in total increased 14% and 21% for the same periods.

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

    The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under the Senior Credit Facility. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for the Company's working capital, capital expenditures and other needs. No assurance can be given, however, that this will be the case. As of June 30, 1999, the Company had $24.2 million of availability under the Senior Credit Facility. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. In addition, any future acquisitions by the Company would likely require additional financing.

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

YEAR 2000 COMPLIANCE

                                     GENERAL

    TOIC's company-wide Year 2000 Project is proceeding on schedule. The project was begun in earnest during the second quarter of 1998 and is addressing the issue of information systems being unable to distinguish between the year 1900 and the year 2000. The general project phases common to all business units are:
(1) inventorying Year 2000 items; (2) assigning priorities to identified items;
(3) assessing the Year 2000 readiness of items determined to be material to the Company; (4) repairing or replacing material items that are determined not to be ready for the Year 2000; (5) testing repaired or replaced items; and (6) designing and implementing contingency and business continuation plans for all material items. At

December 31, 1998, the inventory and priority assessment phases for each business unit had been completed and detailed remediation plans developed by business units considered to have material Year 2000 issues. Based on the inventory, only TISI was determined to have material Year 2000 issues.

                                     PROJECT

    A dedicated TISI project team has been working on remediating core processing applications as well as assessing the readiness of the infrastructure portion of the systems. The project is 80% complete (though slightly behind schedule), with different phases of the schedule being between 60% and 95% complete. The second half of 1999 is being reserved for final testing.

    TISI's project is broken down by line of business and by steps in the value chain customer interaction, order processing/delivery, information production/retrieval, billing, customer service, monitoring/management, infrastructure and extended enterprise. For packaged software and hardware components, TISI is evaluating vendors' statements about their products' readiness and developing test plans where the components are material and testing is possible. Several items have been identified as not ready for the Year 2000 and plans are being made for remediation. All remediation in these areas is scheduled to be complete by the third quarter of 1999.

    For applications that have been developed in-house, active inventorying and remediation has been underway since early in 1998. To date, all PC-based applications have been found to be ready for the Year 2000 or have required only minor changes, which have been completed. TISI has completed a general inventory of its primary VMS-based processing applications and 95% of the detailed inventory. Remediation of these systems has been divided into two phases and TISI has completed nearly 90% of the first phase and nearly 60% of the second phase. All non-critical systems (defined as cosmetically impacted or internal-use reporting only) will be deferred until all critical systems have been remediated, tested and put back into production. System level and comprehensive testing is being performed throughout the remediation process. TISI expects that all critical application remediation will be completed by the end of the third quarter of 1999.

    TISI and the Company's other business units have contacted external entities whose system interfaces could have a potential material impact on the Company's internal systems, to assess their Year 2000 readiness and develop action plans, if necessary. The Company believes that in those cases where responses have been received all material issues have been identified and have been or will be appropriately remedied.

    In addition, the operating system software supplied by third parties for certain of CORSEARCH's systems has been identified as not ready for the Year 2000. CORSEARCH's remediation plan called for replacing this operating system software with a new version, which the vendor had originally represented would be released during the second quarter of 1999. However, as a result of delays by the vendor in the release of this new version of the operating system software, CORSEARCH has begun implementing its contingency plan by acquiring and installing patches to its existing operating system software rather than wait for the new version. These patches are expected to be installed and tested by the end of the third quarter of 1999.

                                      COSTS

    The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $1.4 million. The total amount expended on the Project through June 30, 1999 was approximately $1.2 million, nearly all of which related to the cost to repair or replace software and related hardware problems. The estimated future cost of completing the Year 2000 Project is estimated to be approximately $200,000. Funds for the Project are included in existing operating budgets.

                                      RISKS

    The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The primary business risk associated with

Year 2000 is TISI's ability to provide employment screening information to customers without interruption. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to reduce significantly the Company's level of uncertainty about the Year 2000 problem. The Company can not be certain that all external entities have provided accurate information with regard to Year 2000 issues and remediation plans or that external entities will complete remediation plans as represented. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced. The Company expects to develop contingency plans if it is determined that the Company or its external entities will not be materially Year 2000 compliant. Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements".

NEW ACCOUNTING PRONOUNCEMENTS

    In 1998, the Company adopted AICPA Statement of Position ("SOP") No.98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP No.98-1 requires certain cost in connection with the developing or obtaining internally used software to be capitalized that previously would have been expensed as incurred. The adoption of SOP No. 98-1 resulted in the capitalization of approximately $300,000 related to software development.

    The FASB also recently issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits (SFAS 132) and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 132 revises employer's disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is not expected to have a material impact on the Company's financial reporting as the Company does not currently sponsor pension or other post-retirement benefit plans. The Company is in the process of evaluating the effect of SFAS 133.

FORWARD-LOOKING STATEMENTS

    This Quarterly Report for the quarter ended June 30, 1999 as well as other public documents of the Company contains forward-looking statements which involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "seek," "plan," as well as variations of such words and similar expressions, are intended to identify forward-looking statements. While management believes these statements are reasonable, actual results could differ materially from those projected by such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits:

    Financial Data Schedule (Exhibit 27)

(b) Reports on Form 8-K

    On May 10, 1999, the Registrant filed a Current Report on Form 8-K that reported on the acquisition of the assets of International Travel Service, Inc. (Items 2 and 7). On July 14, 1999, the Registrant filed an amendment to its initial report to include the financial statements required by Item 7.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 1999

                                       THE OFFICIAL INFORMATION COMPANY


                                       By /s/ Ian L.M. Thomas
                                          -------------------------------------
                                          IAN L. M. THOMAS
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                       By /s/ Steven J. Hunt
                                          -------------------------------------
                                          STEVEN J. HUNT
                                          CHIEF FINANCIAL OFFICER