Form 10-Q
period 1999-09-30
OFFICIAL INFORMATION CO
filed 1999-11-04
CIK 847841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  ---  EXCHANGE  ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________


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

         As of November 4, 1999, 112,367 shares of common stock were outstanding, of which 72,367 were owned by VS&A T/SF, L.L.C. 34,541, 3,831 and 1,628 were owned by Fir Tree Value Fund LP., Fir Tree Institutional Value Fund L.P. and Fir Tree Value Partners L.D.C., respectively.

                                     PART I

                          Item 1. Financial Information

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)





                   ASSETS                                    SEPTEMBER 30,         DECEMBER 31,
                   ------                                        1999                  1998
                                                                 ----                  ----
                                                              (UNAUDITED)
Current assets:
    Cash and cash equivalents                                  $      -              $ 3,878
    Accounts receivable, less reserve for doubtful accounts      21,872               17,555
    Inventories                                                     195                  231
    Deferred tax assets                                              75                  260
    Prepaid expenses and other current assets                     3,041                1,726
                                                                  -----                -----

          Total current assets                                   25,183               23,650
                                                                 ------               ------

Notes receivable and investments                                    265                  411
                                                                    ---                  ---

Property, plant and equipment, at cost:                          27,233               21,609
    Less accumulated depreciation                                15,427               12,584
                                                                 ------               ------
          Property, plant and equipment, net                     11,806                9,025
                                                                 ------                -----

Deferred tax assets                                                 916                1,185
Intangibles and other assets, net                                70,756               40,263
                                                                 ------               ------
                                                               $108,926              $74,534
                                                               ========               ======




See accompanying notes to consolidated condensed financial statements.

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 SEPTEMBER 30,         DECEMBER 31,
     ----------------------------------------------                     1999                 1998
                                                                        ----                 ----
                                                                     (UNAUDITED)
Current liabilities:
    Accounts payable                                                  $  3,526              $ 2,967
    Accrued liabilities                                                 15,804                9,984
    Customer deposits                                                   19,285                    -
    Deferred revenue                                                     5,254                6,680
    Current portion of notes payable                                     1,333                    -
    Other current liabilities                                            1,243                1,367
                                                                         -----               ------

         Total current liabilities                                      46,445               20,998
                                                                        ------               ------

Long-term debt                                                          98,500               98,500
Notes payable-excluding current portion                                  2,447                    -
Other long term liabilities                                              1,417                2,238
Minority interest                                                       14,768                6,991

Stockholders' equity (deficit):
Common stock, $.10 par value, 150,000 shares authorized                     42                   42
Additional paid-in capital                                              48,197               48,197
Retained earnings                                                       11,586               12,044
                                                                        ------               ------
                                                                        59,825               60,283
    Treasury stock                                                    (114,476)            (114,476)
                                                                      ---------            ---------

         Total stockholders' equity (deficit)                          (54,651)             (54,193)
                                                                       --------             --------

                                                                      $108,926              $74,534
                                                                      ========              =======

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)



                                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                                           -------------                      -------------
                                                                       1999             1998              1999            1998
                                                                       ----             ----              ----            ----
                                                                             (UNAUDITED)                      (UNAUDITED)
Revenues
    Operating revenues                                               $30,700           $25,694          $79,931         $65,511
    Interest and other income                                             16                75               42             419
    Gain (loss) on sale of assets, net                                   (22)              130              (22)             44
                                                                      ------            ------           ------          ------
         Total revenues                                               30,694            25,899           79,951          65,974
                                                                      ------            ------           ------          ------

Costs and expenses:
    Operating costs                                                   13,133            11,240           35,676          30,598
    General and administrative                                         8,398             6,706           24,037          19,246
    Interest                                                           2,651             2,662            8,066           8,036
    Depreciation and amortization                                      2,473             2,336            6,453           5,142
                                                                       -----             -----            -----           -----
                                                                      26,655            22,944           74,232          63,022
                                                                      ------            ------           ------          ------

Income before minority interest and income taxes                       4,039             2,955            5,719           2,952
Minority interest in earnings of consolidated entity                  (3,784)           (2,531)          (5,777)         (3,133)
Income tax expense                                                      (200)             (258)            (400)           (304)
                                                                      -------           -------          -------         -------

         Net income (loss)                                              $ 55             $ 166           $ (458)         $ (485)
                                                                        ====             =====           =======         =======




See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                    -------------
                                                                                1999             1998
                                                                                ----             ----
                                                                                     (UNAUDITED)
Cash flows from operating activities:
    Net loss                                                                  $   (458)       $   (485)

    Adjustments to reconcile net loss to net Cash provided by operating activities:
         Depreciation and amortization                                           6,453           5,142
         Loss (gain) on sale of assets                                              22             (44)
         Minority interest in earnings of consolidated entity                    5,777           3,133
         Deferred income taxes                                                     454             148
         Changes in operating assets and liabilities                             4,961           1,802
                                                                                 -----           -----

                Total adjustments                                               17,667          10,181
                                                                                ------          ------

        Net cash provided by operating activities                               17,209           9,696
                                                                                ------           -----

Cash flows from investing activities:
    Collections on contract and notes receivable                                    15              40
    Capital expenditures                                                        (4,295)         (3,309)
    Proceeds from the sale of assets                                              --             1,625
    Payments for acquisitions, net of cash acquired                            (17,082)         (9,796)
    Payments on deferred contract liabilities                                     (122)           (234)
                                                                                  -----           -----

        Net cash used in investing activities                                  (21,484)        (11,674)
                                                                               --------        --------

Cash flows from financing activities:
    Proceeds from borrowings under line of credit                               47,640            --
    Principal payments of long-term debt and line of credit                    (49,243)         (2,743)
    Minority interest                                                            2,000           4,500
    Repurchase of common stock                                                    --            (3,600)
                                                                                ------         --------
        Net cash provided by (used in) financing activities                        397          (1,843)
                                                                                ------         --------

Net decrease in cash and cash equivalents                                       (3,878)         (3,821)

Cash and cash equivalents at beginning of period                                 3,878          10,564
                                                                                 -----          ------

Cash and cash equivalents at end of period                                      $ --            $6,743
                                                                                 =====          ======


See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated condensed financial statements of The Official Information Company ("TOIC" or the "Company"), include the accounts of TOIC, its wholly-owned subsidiaries, TOIC Holdings, LLC ("Holdings LLC") and the limited liability companies owned by Holdings LLC (the "Subsidiary LLCs"). Through its priority interest in Holdings LLC, TOIC has voting, operational and management control of Holdings LLC and the Subsidiary LLCs and, accordingly, the financial statements of these entities are consolidated herein. Income allocated to TOIC from Holdings LLC is the lesser of net earnings or the preferred return, such amount being defined as an 11% cumulative annual compounded return on TOIC's undistributed capital in each LLC, respectively. Losses are allocated first to the common members of Holdings LLC. TOIC and Holdings LLC share common management, resources and control. Prior to the drop down restructuring (see Note B) in February 1998, the operations of Holdings LLC and the Subsidiary LLCs were wholly-owned by TOIC.

     INTERIM REPORTING. The accompanying interim consolidated condensed financial statements reflect all adjustment which, in the opinion of management are considered necessary for a fair presentation of the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and related notes thereto included in TOIC's annual report on Form 10-K for the year ended December 31, 1998.

     RECLASSIFICATIONS

     Certain 1998 account balances have been reclassified to conform to the 1999 consolidated financial statement presentation.

B.   RECAPITALIZATION

     During 1997, the Company adopted a two phased leveraged recapitalization plan of the Company's ownership and capital structure. Phase I included a tender offer for substantially all of TOIC's outstanding common stock; selling newly-issued common stock to a new investor, VS&A-T/SF, L.L.C. and repurchasing substantially all of the outstanding stock options. Phase II was completed on February 27, 1998 and included a reverse stock split to eliminate all shares of the Company's common stock other than those owned by the Equity Investors (as defined below) and a restructuring of the Company and its subsidiaries. As of September 30, 1999, VS&A-T/SF and entities controlled by Fir Tree Partners (together referred to as the Equity Investors) own approximately 64% and 36% of TOIC's common stock, respectively.

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

C.   DEBT GUARANTORS

     Atwood Publishing LLC, Galaxy Information Services LLC, GEM Communications LLC, I.T.S. Information Services, LLC, Holdings LLC (collectively the "LLC Guarantors"), TISI, Records Search, Inc. ("RSI") and Corsearch, (collectively, the "Subsidiary Guarantors" and, together with the LLC Guarantors, the "Guarantors") are included in the consolidated results of the Company. Because the Company, directly or indirectly, owns all (or, in the case of Galaxy Information Services, LLC, a majority) of the voting interests in the LLC Guarantors, the LLC Guarantors are considered wholly owned subsidiaries (or, in the case of Galaxy Information Services, LLC, a majority) of the Company as defined by Regulation S-X. The Company owns all of the voting shares of the Subsidiary Guarantors.

     Each of the Guarantors jointly and severally guarantee all of the Company's debt, on a full and unconditional basis. For accounting purposes, all Guarantors are consolidated. Separate financial statements and other disclosures concerning the Guarantors are not presented because the Company's management has determined that they are not material to investors.

     The Senior Credit Facility contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or purchase capital stock; (ii) prepay, redeem or purchase debt;
     (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates and (x) alter its lines of business. The net assets of the Guarantors approximated $71,107,000 as of September 30, 1999.

     Included in the 1999 financial results of the Guarantors are the nine months activity of Atwood Publishing LLC, Galaxy Information Services LLC, GEM Communications LLC, Holdings LLC, TISI, Corsearch and five months (from May 1, 1999) activity of I. T. S. Information Services, LLC and one month (from September 1, 1999) activity of Record Search, Inc. Included in the 1998 financial results of the Subsidiary Guarantors are the two months of operations of Atwood Publishing, Inc., Galaxy Information Services, Inc., GEM Communications, Inc. and the nine months results of TISI and Corsearch.

     The following are condensed consolidating financial statements of The Official Information Company and the Guarantors for each period presented:

                                SEPTEMBER 30,1999
                                  BALANCE SHEET
                                   (UNAUDITED)


ASSETS
------
                                 TOIC          LLC              SUBSIDIARY        SUBTOTAL                            TOIC
                               CORPORATE    GUARANTORS          GUARANTORS       GUARANTORS     ELIMINATIONS      CONSOLIDATED
                               ---------    ----------          ----------       ----------     ------------      ------------
Current assets                   $1,868         $15,396           $7,919          $23,315             $ -             $25,183
Notes receivable and
investments                        53              15              197              212                -                265
Investment in subsidiaries
& affil.                         59,511          4,500            7,096            11,596          (71,107)              -
PPE-Net                           226            5,554            6,026            11,580              -              11,806
Deferred tax assets              1,056             -              (140)            (140)               -                916

Intangibles and other
assets-net                       3,107           35,078           32,571           67,650              -              70,756
                              ------------ ----------------- --------------- ----------------- ---------------- ------------------

Total assets                    $65,822         $60,543          $53,669          $114,213         $(71,107)         $108,926
                                =======         =======          =======          ========         =========         ========


LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Current liabilities              $8,380         $30,089           $7,976          $38,065             $ -             $46,445
Long term debt                   98,500            -                -                -                                98,500
Other liabilities                 825             129             2,910            3,040                               3,864
Minority interest                12,768          2,000              -              2,000                              14,768
Total stockholders' equity
(deficit)                       (54,651)         28,325           42,782           71,107          (71,107)          (54,651)
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------

Total liabilities and
stockholders' equity            $65,822         $60,543          $53,669          $114,213         $(71,107)         $108,926
                                =======         =======          =======          ========         =========         ========



                       NINE MONTHS ENDED SEPTEMBER 30,1999
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                 TOIC          LLC              SUBSIDIARY        SUBTOTAL                            TOIC
                               CORPORATE    GUARANTORS          GUARANTORS       GUARANTORS     ELIMINATIONS      CONSOLIDATED
                               ---------    ----------          ----------       ----------     ------------      ------------
Total revenues                  $ (375)         $ 49,079         $ 31,247         $ 80,326            $-             $ 79,951
Costs and expenses:
     Operating costs               -             24,724           10,952           35,676              -              35,676
     General & admin.            2,306           11,542           10,189           21,731              -              24,037
     Interest                    8,015             4                47               51                -               8,066
     Deprec. & amort.             378            3,293            2,782            6,074               -               6,453
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------
Total costs                      10,699          39,563           23,970           63,533              -              74,232
Income (loss) before income
taxes                           (11,074)         9,516            7,277            16,793              -               5,719
Minority interest                  -               -                -                -              (5,777)           (5,777)

Income tax expense               (400)             -                -                -                 -               (400)
Earnings (losses) of
subsidiaries                     3,739             -                -                -              (3,739)              -
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------
Net income (loss)               $(7,735)         $9,516           $7,277          $16,793          $(9,516)           $(458)
                                ========         ======           ======          =======          ========           ======

                       NINE MONTHS ENDED SEPTEMBER 30,1999
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                 TOIC          LLC              SUBSIDIARY        SUBTOTAL                            TOIC
                               CORPORATE    GUARANTORS          GUARANTORS       GUARANTORS     ELIMINATIONS      CONSOLIDATED
                               ---------    ----------          ----------       ----------     ------------      ------------
Net income (loss)               $(7,736)         $9,516           $7,277          $16,793          $(9,516)           $(458)


Adjustments to reconcile
net income (loss) to net
cash provided by operating
activities, net                   688            3,293            2,803            6,074             5,777            12,562

Changes in assets and
liabilities, net                 8,699          (7,573)            240            (7,333)            3,739             5,105
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------

Net cash (used in) provided
by operating activities         (1,652)          5,236            10,321           15,557              -              17,209

Cash flows from investing
activities:
    Collections on
       Contract & notes
       Receivable                  15              -                -                -                                  15
    Capital expenditures          (77)          (1,993)          (2.,225)         (4,218)                             (4,295)
    Payments for
    acquisitions, net of
       cash acquired               -            (7,961)          (9,121)          (17,082)                           (17,082)
    Payments on deferred
       contract liabilities      (122)             -                -                -                                 (122)
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------

Net cash used in by
investing activities             (184)          (9,954)          (11,346)         (21,300)                           (21,484)

Cash flows from financing
activities:
 Proceeds from borrowings
    under line of credit         47,640            -                -                -                                47,640
  Principal payments of
    long-term debt and
    line of credit              (49,243)           -                -                -                               (49,243)
  Minority interest                -             2,000              -              2,000                               2,000
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------

Net cash (used in)
provided by financing
activities                      (1,603)          2,000              -              2,000                                397
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------

Net increase (decrease) in
cash and cash equivalents        (135)          (2,718)          (1,025)          (3,743)                             (3,878)

Cash and cash equivalents
at beginning of period           1,078           2,339             461             2,800                               3,878
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------

Cash and cash equivalents
at end of period                  $943           $(379)           $(564)           $(943)                               $0
                                  ====           ======           ======           ======                               ==

                                DECEMBER 31, 1998
                                  BALANCE SHEET


ASSETS
------                           TOIC          LLC              SUBSIDIARY        SUBTOTAL                            TOIC
                               CORPORATE    GUARANTORS          GUARANTORS       GUARANTORS     ELIMINATIONS      CONSOLIDATED
                               ---------    ----------          ----------       ----------     ------------      ------------
Current assets                   $9,973          $4,337           $9,340          $13,677             $ -             $23,650
Notes receivable and
investments                     (4,727)          5,138              -              5,138               -                411
Investment in subsidiaries
& affil.                         46,694           517             7,096            7,613           (54,307)              -
PPE-Net                           193            4,462            4,370            8,832                               9,025
Deferred tax assets              1,185             -                -                -                 -               1,185
                                                                                                       -
Intangibles and other
assets-net                       3,417           15,646           21,200           36,846                              40,263
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------
Total assets                    $56,735         $30,100          $42,006          $72,106          $(54,307)          $74,534
                                =======         =======          =======          =======          =========          =======

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities              $4,529         $10,673           $5,796          $16,469             $ -             $20,998
Long term debt                   98,500            -                -                -                 -              98,500
Other liabilities                1,425            107              706              813                -               2,238
Minority interest                6,474            517               -               517                -               6,991
Total stockholders' equity
(deficit)                       (54,193)         18,803           35,504           54,307          (54,307)          (54,193)
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------

Total  liabilities and
stockholders' equity            $56,735         $30,100          $42,006          $72,106          $(54,307)          $74,534
                                =======         =======          =======          =======          =========          =======





                       NINE MONTHS ENDED SEPTEMBER 30,1998
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                 TOIC          LLC              SUBSIDIARY        SUBTOTAL                            TOIC
                               CORPORATE    GUARANTORS          GUARANTORS       GUARANTORS     ELIMINATIONS      CONSOLIDATED
                               ---------    ----------          ----------       ----------     ------------      ------------
Total revenue                     $463          $31,027          $34,484          $65,511             $-              $65,974
Costs and expenses:
     Operating costs               -             15,352           15,246           30,598              -              30,598
     General &admin.             1,495           7,424            10,326           17,750              -              19,246
     Interest                    7,965             -                71               71                -               8,036
     Deprec.& amort.              342            2,186            2,614            4,800               -               5,142
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------
Total costs                      9,802           24,963           28,257           53,220              -              63,022
Income (loss) before income
taxes                           (9,339)          6,064            6,227            12,291                              2,952
Minority interest                  -               -                -                -              (3,133)           (3,133)

Income tax expense               (304)             -                -                -                                 (304)
Earnings (losses) of
subsidiaries                     2,931             -                -                -              (2,931)              -
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------
Net income (loss)               $(6,712)         $6,064           $6,227          $12,291          $(6,064)           $(485)
                                ========         ======           ======          =======          ========           ======

                       NINE MONTHS ENDED SEPTEMBER 30,1998
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                 TOIC          LLC              SUBSIDIARY        SUBTOTAL                            TOIC
                               CORPORATE    GUARANTORS          GUARANTORS       GUARANTORS     ELIMINATIONS      CONSOLIDATED
                               ---------    ----------          ----------       ----------     ------------      ------------
Net income (loss)               $(6,712)         $6,065           $6,227          $12,292          $(6,064)           $(485)

Adjustments to reconcile
net income (loss) to net
cash (used in) provided by
operating activities, net         446            2,186            2,614            24,800            3,133             8,379
Changes in assets and
liabilities, net                 3,158           4,273           (8,560)          (4,287)            2,931             1,802
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------

Net cash (used in) provided
by operating activity           (3,108)          12,524            281             12,805              -               9,696

Cash flows from investing
activities:
    Collections on
    Contract & notes
      Receivables                  40              -                -                -                 -                40
Capital expenditures             (156)          (2,037)          (1,116)          (3,153)              -              (3,309)
    Proceed from the
       Sale of assets            1,625             -                -                -                 -               1,625
    Payments for
    Acquisitions, net of
       Cash acquired               -            (9,796)             -             (9,796)              -              (9,796)
    Payments on
      Deferred contract
       Liabilities               (234)             -                -                -                 -               (234)
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------

Net cash provided by (used
in) investing activities         1,275          (11,833)         (1,116)          (12,949)             -             (11,674)

Cash flows from financing
activities:
    Principal payments
       of long-term debt        (2,743)            -                -                -                 -              (2,743)
    Minority interest            4,500             -                -                -                 -               4,500
    Repurchase of
     Common stock               (3,600)            -                -                -                 -              (3,600)
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------

Net cash provided by
financing activities            (1,843)            -                -                -                 -              (1,843)
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------

Net increase (decrease) in
cash and cash equivalents       (3,676)           691             (835)            (144)               -              (3,821)

Cash and cash equivalents
at beginning of period           7,540           2,170             854             3,024               -              10,564
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------

Cash and cash equivalents
at end of period                 $3,864          $2,861            $19             $2,880             $-              $6,743
                                 ======          ======            ===             ======             ==              ======

                       THREE MONTHS ENDED SEPTEMER 30,1999
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                 TOIC          LLC              SUBSIDIARY        SUBTOTAL                            TOIC
                               CORPORATE    GUARANTORS          GUARANTORS       GUARANTORS     ELIMINATIONS      CONSOLIDATED
                               ---------    ----------          ----------       ----------     ------------      ------------
Total revenues                   $(299)         $19,867          $11,126          $30,993             $-              $30,694
Costs and expenses:
     Operating costs               -             9,233            3,900            13,133              -              13,133
     General &admin.              592            4,257            3,549            7,806               -               8,398
     Interest                    2,638             -                13               13                -               2,651
     Deprec.& amort.              126            1,332            1,015            2,347               -               2,473
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------
Total costs                      3,356           14,822           8,477            23,300              -              26,655
Income (loss) before income
taxes                           (3,654)          5,045            2,648            7,693               -               4,039
Minority interest                  -               -                -                -              (3,784)           (3,784)

Income tax (expense) benefit     (200)             -                -                -                 -               (200)
Earnings (losses) of
subsidiaries                     1,260             -                -                -              (1,260)              -
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------
Net income (loss)               $(2,594)         $5,045           $2,648           $7,692          $(5,044)             $55
                                ========         ======           ======           ======          ========             ===


                      THREE MONTHS ENDED SEPTEMBER 30,1998
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                 TOIC          LLC              SUBSIDIARY        SUBTOTAL                            TOIC
                               CORPORATE    GUARANTORS          GUARANTORS       GUARANTORS     ELIMINATIONS      CONSOLIDATED
                               ---------    ----------          ----------       ----------     ------------      ------------
Total revenue                     $205           $9,235          $16,459          $25,694             $-              $25,899
Costs and expenses:
     Operating costs               -             2,653            8,587            11,240              -              11,240
     General &admin.              477            1,798            4,430            6,228               -               6,706
     Interest                    2,640             -                22               22                -               2,662
     Deprec.& amort.              122            1,082            1,132            2,214               -               2,336
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------
Total costs                      3,239           5,534            14,171           19,705              -              22,944
Income (loss) before income
taxes                           (3,034)          3,701            2,288            5,989               -               2,955
Minority interest                  -               -                -                -              (2,531)           (2,531)

Income tax expense               (258)             -                -                -                 -               (258)
Earnings (losses) of
subsidiaries                     1,260             -                -                -              (1,260)              -
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------
Net Income (loss)               $(2,032)         $3,701           $2,288           $5,989          $(3,791)            $166
                                ========         ======           ======           ======          ========            ====

D.     BUSINESS SEGMENT INFORMATION

       Operations of the Company are conducted primarily through two business segments primarily within the continental United States. These segments and the primary operations of each are as follows:

       BUSINESS TO BUSINESS COMMUNICATIONS

       Publisher (Atwood) of various convention/trade show publications and trade journals, provider (Galaxy) of registration and housing services, exhibitor marketing and information services all to the exposition industry, provider (I.T.S.) of hotel reservation and travel services to the exposition industry and owner (GEM) of the World Gaming Congress, a trade show catering to the legalized gaming industry, and the publisher of several trade magazines and newsletters.

       INFORMATION SERVICES

       Provider (TISI and RSI) of pre-employment screening information including motor vehicle reports, truck driver employment information, worker's compensation information, credit reports, criminal record reports and other pre-employment screening information and services to the trucking, gaming and other industries and motor vehicle reports to the insurance industry. Provider (Corsearch) of trademark research and information services, using both proprietary and public databases.

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

       No customer represented ten percent or more of the Company's revenue or operating profit for any period presented.

       Summarized financial information by industry segment is as follows:

                                                                          For the three months         For the nine months
                                                                           ended September 30,         ended September 30,
                                                                          1999            1998         1999           1998
                                                                          ----            ----         ----           ----
                                                                             (In thousands)             (In thousands)
                                                                               (Unaudited)                (Unaudited)
       NET REVENUES FROM SALES TO UNAFFILIATED CUSTOMERS:
           Business to Business Communications                          $ 19,552       $ 16,168      $ 48,662      $ 37,960
           Information Services                                           11,148          9,526        31,280        27,551
           Corporate and other                                                (6)           205            20           463
                                                                              ---           ---            --           ---
                                                                         $30,694        $25,899       $79,951       $65,974
                                                                         =======        =======       =======       =======

       OPERATING INCOME:
           Business to Business Communications                           $ 4,729        $ 3,791       $ 9,102       $ 6,154
           Information Services                                            2,685          2,222         7,347         6,210
                                                                           -----          -----         -----         -----
           Operating profit from segments                                  7,414          6,013        16,449        12,364
           Corporate expenses, net                                          (724)          (396)       (2,664)       (1,376)
           Interest expense                                               (2,651)        (2,662)       (8,066)       (8,036)
                                                                          -------        -------       -------       -------

           Income before income taxes                                    $ 4,039        $ 2,955        $5,719       $ 2,952
                                                                          ======         ======         =====         =====

       DEPRECIATION AND AMORTIZATION:
           Business to Business Communications                            $1,332         $1,082        $3,293        $2,517
           Information Services                                            1,015          1,132         2,782         2,282
           Corporate                                                         126            122           378           343
                                                                             ---            ---           ---           ---
                                                                          $2,473         $2,336        $6,453        $5,142
                                                                          ======         ======        ======        ======

       EBITDA:
           Business to Business Communications                            $6,062       $  5,204       $12,395        $8,672
           Information Services                                            3,700          3,022        10,128         8,492
           Corporate                                                        (576)          (404)       (2,264)       (1,078)
                                                                            -----          -----       -------       -------
                                                                          $9,185         $7,822       $20,260       $16,086
                                                                          ======         ======       =======       =======

       CAPITAL EXPENDITURES:
           Business to Business Communications                            $1,036        $   200        $1,993        $2,037
           Information Services                                              622            110         2,225         1,116
           Corporate                                                          15             83            77           156
                                                                              --             --            --           ---
                                                                          $1,673           $393        $4,295        $3,309
                                                                          ======           ====        ======        ======

       IDENTIFIABLE ASSETS AT SEPTEMBER 30 AND DECEMBER 31:                                            1999           1998
                                                                                                       ----           ----
           Business to Business Communications                                                        $56,043       $34,206
           Information Services                                                                        46,573        33,804
           Corporate                                                                                    6,310         6,524
                                                                                                     --------       -------
                                                                                                     $108,926       $74,534
                                                                                                     ========       =======

E.       ACQUISITION AND DIVESTITURES

         On April 30, 1999, the Company, through Galaxy, acquired substantially all of the assets and assumed substantially all of the liabilities of International Travel Services, Inc. ("ITS") for an aggregate purchase price of $22,650,000 plus transaction costs. Of the total purchase price of this transaction, $11,134,000 was paid out of proceeds from the Company's line of credit, $2,000,000 was paid from a contemporaneous minority equity investment in Galaxy Information Services, LLC by certain former ITS shareholders and the remainder was paid from existing cash. The acquisition was accounted for under the purchase method of accounting.

         On August 31, 1999, the Company, through TISI, acquired the all the stock of Record Search, Inc. ("RSI") for an aggregate purchase price of $12,780,000 plus transaction costs. Of the total purchase price of this transaction, $9,000,000 was paid out from existing cash and the balance in the form of a note to be paid over three years. The acquisition was accounted for under the purchase method of accounting.

         On October 6, 1999, the Company signed an agreement to sell all the stock of Corsearch and execute a non-compete agreement in consideration for approximately $20 million (subject to adjustments).

         The following unaudited pro forma information is presented as if the Company had completed the acquisitions as of January 1, 1998. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at January 1, 1998, or of the future results of operations.

                                   For the three months         For the nine months
                                    ended September 30,         ended September 30,
                                   1999            1998         1999           1998
                                   ----            ----         ----           ----
                                      (In thousands)             (In thousands)
                                        (Unaudited)                (Unaudited)
           Revenues              $ 32,012       $ 30,848       $ 88,838      $ 79,976
                                   ======         ======         ======        ======

           Net income (loss)         $ 18          $ 111         $ (689)       $ (555)
                                       ==            ===           ====          ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


OVERVIEW

     The Company is a diversified business information and media company which principally operates two lines of business: (i) business and professional information services and (ii) business to business marketing communications, publishing and related services.

     Information Services provides specialized information and database management services to selected market segments. Total Information Services, Inc. and its affiliates (collectively, "TISI") is a leading supplier of pre-employment screening information to the trucking, gaming and other industries and is a provider of risk assessment and underwriting information to agents, underwriters and others in the insurance industry. Corsearch, Inc. acquired by the Company in 1996, is the second largest supplier in the United States of trademark and trade name searches and information research.

         The Company's Business to Business Communications operations are conducted through several individual businesses, each of which is characterized by leading competitive positions within specialized market niches. Business to Business Communications includes: (i) Atwood Publishing, LLC and its affiliates (collectively, "Atwood"), the largest domestic independent publisher of exposition and association related publications and directories; (ii) Galaxy Information Services, LLC ("Galaxy"), the largest independent provider of trade show and convention registration, exhibitor information and "lead" management services in the United States; (iii) I.T.S. Information Services, LLC ("I.T.S."), a provider of housing, travel, event planning and registration services for the tradeshow convention and exposition industry and (iv) GEM Communications, LLC and its affiliates (collectively, "GEM"), the owner and operator of the World Gaming Congress, the world's largest trade show catering to the legalized gaming industry and the publisher of trade magazines directed to the legalized gaming industry, principally IGWB, the leading gaming industry magazine, and Casino Executive, the major magazine for casino management.


     Effective January 31, 1998, the Company acquired the remaining interests in Casino Publishing Company. In June, 1998, GEM acquired all the assets and rights to the International Gaming Business Exposition, a conference and trade show serving the casino gaming industry. On September 1, 1998, GEM acquired all the stock of UK based InterGame Limited, the publisher of the leading series of publications for the international coin-operated amusement and gaming machines and amusement park businesses. During 1998, GEM had a 49% interest in Gaming for Africa Expo, a gaming trade show and conference held in South Africa, and Gaming for Africa, the leading trade magazine for gaming in Sub-Saharan Africa. Effective as of January 1, 1999, GEM acquired, in a series of transactions, the business of Gaming for Africa Expo and Gaming for Africa. The investment had previously been accounted for under the equity method. On April 30, 1999, the Company, through I.T.S. Information Services, LLC, acquired substantially all of the assets and assumed substantially all of the liabilities of International Travel Service, Inc. On September 1, 1999, the Company, though TISI, acquired all of the outstanding stock of Record Search, Inc. ("RSI").

RESULTS OF OPERATION

         Revenues. Revenues of $30.7 million and $80.0 million for the three and nine months periods ended September 30, 1999 respectively, were $4.8 million (19%) and $14.0 million (21%) higher, respectively, than the same periods in the prior year. Business to Business Communications segment revenue totaled $19.6 million and $48.7 million for the three and nine months ended September 30, 1999, respectively, an increase of $3.4 million (21%) and $10.7 million (28%), respectively, over the three and nine months ended

September 30, 1998. Galaxy contributed $2.2 million and $6.1 million to the revenue growth, respectively, over the same periods in the prior year. Galaxy's growth resulted principally from increased registration and exhibitor volume, the growth of new lead management and interactive services and inclusion of I.T.S ($3.3 million and $5.4 million for three and nine months, respectively) as of May 1, 1999. At Atwood, growth in new directories business, a strong increase in new digital products and expansion of proprietary publishing led to a 10% and 13% increase in revenue in the three and nine months periods of 1999, respectively, compared to the same periods in 1998. The inclusion of InterGame ($2.4 million) and Gaming for Africa ($562,000) which were not included in consolidated 1998 results until September 1, 1998 and January 1, 1999, respectively, contributed to a 11% and 29% increase in the three and nine months, respectively, in revenue at GEM. GEM's revenue included revenue from the World Gaming Congress & Expo, held in September 1999 and 1998. Excluding the impact of acquisitions, the Business to Business Communications segment revenue decreased 5% for the three months ended September 30, 1999 and increased 6%, for the nine months ended September 30, 1999, compared with the same periods in the prior year. The decrease for the three months ended September 30, 1999 is due to a decline in revenue at Galaxy due to the absence of biennial shows.

         The Information Services segment produced revenue of $11.1 million and $31.3 million for the three and nine month periods ended September 30, 1999, respectively, an increase of $1.6 million (17%) and $3.7 million (14%), respectively, over the same three and nine month periods of 1998. TISI's revenue increased 25% and 21% for the three and nine months ended September 30, 1999, respectively, over the same periods of 1998. TISI's growth resulted principally from increased criminal record volume and employment history searches, as compared to the prior year, inclusion of RSI as of September 1, 1999 which added $676,000 to TISI's revenue and the launch of World Gaming Network (WGN). WGN provides pre-employment screening services to the casino gaming industry based on the successful DAC model. TISI's Crimesearch affiliate experienced a 69% increase in nine month 1999 revenue reflecting growing demand for criminal records. Corsearch revenue decreased 7% and 8% during the three and nine months of 1999, respectively, compared with 1998, due principally to lower search volume. Excluding the impact of acquisitions, the Information Services segment revenue increased 10% and 11%, respectively, for the three and nine months ended September 30, 1999, compared with the same period in the prior year.

         Operating Costs. Operating Costs increased $1.9 million (17%) and $5.1 million (17%) for the three and nine month periods ended September 30, 1999, respectively. Operating Costs of the Business to Business Communications segment increased by $1.6 million (20%) and $4.3 million (21%) for the three and nine months ended September 30, 1999, respectively, on 21% and 28% higher revenue compared with the same periods in 1998. This growth was attributable principally to increased volume at Atwood and Galaxy and the inclusion of InterGame, Gaming for Africa and I.T.S., which were not included in the consolidated results until September 1, 1998, January 1, 1999 and May 1, 1999, respectively.

         Operating Costs of the Information Services segment increased 10% and 7% for the three and nine month periods ended September 30, 1999, respectively, compared to the same periods of 1998. The increase was attributable principally to higher criminal record and pre-employment screening volume at TISI, inclusion of RSI, offset partially by cost control measures instituted at Corsearch.

         General and Administrative Expenses. General and Administrative Expenses increased $1.7 million (25%) and $4.8 million (25%) for the three and nine months ended September 30, 1999, respectively, compared with the same periods in the prior year. Higher general and administrative expense was primarily due to the inclusion of InterGame, Gaming for Africa, I.T.S. and RSI, increased staff to support volume growth and new product development at TISI and corporate business development costs, offset partially by cost control actions taken at Corsearch.

         Depreciation and Amortization. Depreciation and Amortization increased $138,000 (6%) and $1.3 million (26%) during the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998. The increase resulted principally from 1998 capital expenditure to acquire data, expand exposition and trade show capacity and upgrade information technology and increased amortization of goodwill due to acquisitions.

         Interest Expense. Interest Expense totaled $2.7 million and $8.1 million for the three and nine months ended September 30, 1999, respectively, compared with $2.7 million and $8.0 million for the same periods in 1998. Interest expense results primarily from debt incurred in connection with the Recapitalization.

         EBITDA. EBITDA increased $1.4 million (17%) and $4.2 million (26%) to $9.2 million and $20.3 million for the three and nine months ended September 30, 1999, respectively, compared with $7.8 million and $16.1 million, respectively, during the same 1998 periods. The increase for the three months ended September 30, 1999 was principally attributable to higher EBITDA in the Business to Business Communications segment (up $873,000 - 17%) and the Information Services segment (up $677,000 - 22%). The increase for the nine months ended September 30, 1999 was principally attributable to higher EBITDA in the Business to Business Communications segment (up $3.7 million - 43%) and the Information Services segment (up $1.6 million - 19%) and partially offset by higher corporate business development cost. Excluding the impact of acquisitions, EBITDA in the Business to Business Communications segment decreased 4% for the three month period ended September 30, 1999 and increased 2% for the nine months period ended September 30, 1999, compared with the same period in the prior year and EBITDA in total increased 2% and 12% for the same periods. The decrease for the three months ended September 30, 1999 is due to a decline in EBITDA at Galaxy because of the absence of biennial shows.

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

ACQUISITION AND DIVESTITURES

         On April 30, 1999, the Company, through Galaxy, acquired substantially all of the assets and assumed substantially all of the liabilities of International Travel Services, Inc. ("ITS") for an aggregate purchase price of $22,650,000 plus transaction costs. Of the total purchase price of this transaction, $11,134,000 was paid out of proceeds from the Company's line of credit, $2,000,000 was paid from a contemporaneous minority equity investment in Galaxy Information Services, LLC by certain former ITS shareholders and the remainder was paid from existing cash. The acquisition was accounted for under the purchase method of accounting.

         On August 31, 1999, the Company, through TISI, acquired the all the stock of Record Search, Inc. ("RSI") for an aggregate purchase price of $12,780,000 plus transaction costs. Of the total purchase price of this transaction, $9,000,000 was paid out from existing cash and the balance in the form of a note to be paid over three years. The acquisition was accounted for under the purchase method of accounting.

         On October 6, 1999, the Company entered into an agreement with CT Corporation System to sell all the stock of Corsearch and executed a non-compete agreement in consideration for approximately $20 million (subject to adjustments).


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

     The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under the Senior Credit Facility. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for the Company's working capital, capital expenditures and other needs. No assurance can be given, however, that this will be the case. As of September 30, 1999, the Company had $25.0 million of availability under the Senior Credit Facility. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. In addition, any future acquisitions by the Company would likely require additional financing.

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

                                     PROJECT

         A dedicated TISI project team has been working on remediating core processing applications as well as assessing the readiness of the infrastructure portion of the systems. The project is 95% complete (though slightly behind schedule), with different phases of the schedule being between 85% and 100% complete. The remainder of 1999 is being reserved for final testing.

         TISI's project is broken down by line of business and by steps in the value chain - customer interaction, order processing/delivery, information production/retrieval, billing, customer service, monitoring/management, infrastructure and extended enterprise. For packaged software and hardware components, TISI is evaluating vendors' statements about their products' readiness and developing test plans where the components are material and testing is possible. Several items have been identified as not ready for the Year 2000 and plans are being made for remediation. All remediation in these areas is scheduled to be complete by the end of October 1999.

         For applications that have been developed in-house, active inventorying and remediation has been underway since early in 1998. To date, all PC-based applications have been found to be ready for the Year 2000 or have required only minor changes, which have been completed. TISI has completed a general inventory of its primary VMS-based processing applications and 98% of the detailed inventory. Remediation of these systems has been divided into two phases and TISI has completed nearly 95% of the first phase and nearly 90% of the second phase. All non-critical systems (defined as cosmetically impacted or internal-use reporting only) will be deferred until all critical systems have been remediated, tested and put back into production. System level and comprehensive testing is being performed throughout the remediation process. TISI expects that all critical application remediation will be completed by the end of November, 1999.

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

         In addition, the operating system software supplied by third parties for certain of Corsearch's systems has been identified as not ready for the Year 2000. Corsearch's remediation plan called for replacing this operating system software with an new version, which the vendor had originally represented would be released during the second quarter of 1999. However, as a result of delays by the vendor in the release of this new version of the operating system software, Corsearch's has completed implementing its contingency plan by acquiring and installing patches to its existing operating system software rather than wait for the new version. These patches were installed and tested by the end of the third quarter of 1999.

                                      COSTS


         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project was approximately $1.4 million nearly all of which related to the cost to repair or replace software and related hardware problems. Substantially all budgeted funds had been expensed.

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

         The FASB also recently issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits (SFAS 132) and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 132 revises employer's disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 and SFAS 132 are not expected to have a material impact on the Company's financial reporting as the Company does not currently sponsor pension or other post-retirement benefit plans. The Company is in the process of evaluating the effect of SFAS 133 and SFAS 132.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report for the quarter ended September 30, 1999 as well as other public documents of the Company contains forward-looking statements which involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "seek," "plan," as well as variations of such words and similar expressions, are intended to identify forward-looking statements. While management believes these statements are reasonable, actual results could differ materially from those projected by such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".




                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  List of Exhibits:

         2.1 Stock Purchase Agreement dated as of October 6, 1999, by and among CT Corporation System, The Official Information Company, and Corsearch, Inc.

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         On September 13, 1999, the Registrant filed a Current Report on Form 8-K that reported on the acquisition of Records Search, Inc. (Items 2 and 7).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      November 4, 1999

                                 THE OFFICIAL INFORMATION COMPANY



                                 By     /s/  Ian L.M. Thomas
                                    ------------------------------------------
                                        IAN L. M. THOMAS
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                 By     /s/  Steven J. Hunt
                                    ------------------------------------------
                                        STEVEN J. HUNT
                                        CHIEF FINANCIAL OFFICER