Form 10-K
period 1999-12-31
OFFICIAL INFORMATION CO
filed 2000-03-30
CIK 847841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[ ]           ANNUAL REPORT PURSUANT TO RULE 15D-2 PROMULGATED UNDER THE
       SECURITIES EXCHANGE ACT OF 1934 CONTAINING FINANCIAL STATEMENTS AND
                INCORPORATING CERTAIN OTHER INFORMATION THEREIN

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 23, 2000, 112,367 shares of common stock were outstanding, of which 72,367 were owned by VS&A T/SF, L.L.C and 36,000 and 4,000 were owned by Fir Tree Value Fund LP. and Fir Tree Institutional Value Fund L.P., respectively.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     The Official Information Company (formerly known as T/SF Communications Corporation), a Delaware corporation formed in 1989 (together with its subsidiaries, the "Company"), is a business-to-business, communications and information services company which principally operates in two lines of business: (i) business-to-business and professional database information services ("Information Services") and (ii) business-to-business communications, publishing and related marketing services ("Business to Business Communications"). Information Services includes our subsidiary, Total Information Services, Inc. ("TISI"), which, with its proprietary databases, is a leading provider of comprehensive pre-employment screening information used by the trucking industry to facilitate compliance with U.S. Government regulations and is a leading provider of pre-employment screening services to the gaming industry through World Gaming Network (WGN), the healthcare industry through Healthcare Employment Screening (HES) and various other industries through Record Search, Inc. (RSI), acquired by TISI in August 1999. The Company believes that TISI is a leading supplier of specialized pre-employment screening information to selected vertical markets. Business-to-Business Communications is conducted through several individual businesses, each of which is characterized by leading competitive positions within specialized vertical markets. Business to Business Communications includes: (i) Atwood Publishing, LLC (together with its subsidiary and affiliates, "Atwood"), the largest domestic independent publisher of exposition and association related publications and directories;
(ii) Galaxy Information Services, LLC ("Galaxy"), the largest independent provider of housing, travel, registration, exhibitor information and "lead" management services to the trade show and convention industry in the United States and (iii) GEM Communications, LLC (together with its subsidiaries and affiliates, "GEM"), which owns and operates the World Gaming Congress(Registered Trademark), the world's largest trade show catering to the legalized gaming industry, and publishes trade magazines directed to the legalized gaming industry, including IGWB (formerly International Gaming and Wagering Business), a leading publication catering to gaming industry executives and UK based InterGame, InterGaming and InterPark, a leading series of publications for the international coin-operated amusement and gaming machines and amusement park businesses and Gaming for Africa a leading trade publication to the Sub-Saharan gaming industry. In April 1999, Galaxy acquired substantially all of the assets of International Travel Services, Inc. (ITS), a leading provider of housing and travel services to the trade show and convention industry. The Company's consolidated revenues and adjusted EBITDA (as defined herein) for the year ended December 31, 1999 were approximately $108 million and $26 million, respectively. Of such consolidated revenues, approximately 39% represented Information Services and approximately 61% represented Business-to-Business Communications. Of such adjusted EBITDA, approximately 46% represented Information Services and approximately 54% represented Business-to-Business Communications. In November 1999, the Company sold Corsearch, Inc., the second largest provider in the United States of trademark and trade name research to law firms and corporations.

     Pursuant to a tender offer (the "Tender Offer") completed on October 9, 1997 by the Company for its common stock, a purchase consummated on October 9, 1997 (the "Stock Purchase") by a subsidiary of VS&A-T/SF, L.L.C. ("VS&A-T-SF") of 881,988 shares of common stock, the repurchase consummated on October 9, 1997 by the Company of certain employee stock options (the "Option Repurchase"), a reverse stock split of the shares of common stock consummated on February 27, 1998 that resulted in the elimination of all shares of common stock other than those held by VS&A-T/SF and Fir Tree Value Fund, LP., Fir Tree Institutional Value Fund L.P., and Fir Tree Value Partners L.D.C. (collectively, "Fir Tree" and, together with VS&A-TSF, the "Equity Investors") (together with certain related transactions, the "Second Step Transaction"), and the drop down restructuring consummated on February 27, 1998 (the "Drop Down Restructuring"), in each case as described below, the Company was recapitalized and VS&A-T/SF and Fir Tree own approximately 64.4% and 35.6% of the common stock, respectively. The Tender Offer, Stock Purchase, Option Repurchase, Second Step Transaction and Drop Down Restructuring are collectively referred to herein as the "Recapitalization." Unless otherwise indicated, references herein to numbers of shares of common stock reflect the capitalization of the Company after giving effect to the reverse stock split effected on February 27, 1998 as part of the Second Step Transaction.

     As part of the Recapitalization, VS&A-T/SF and Fir Tree caused the Company, directly or indirectly, to contribute to T/SF Holdings, LLC ("Holdings LLC") substantially all of the assets and liabilities of the predecessors of Atwood, Galaxy and GEM in exchange for a $45.0 million preferred equity interest in Holdings LLC and VS&A-T/SF and Fir Tree contributed $4.5 million to acquire the common equity interests in Holdings LLC in the same proportion as their ownership of the common stock immediately following the consummation of the Recapitalization. These common equity interests in Holdings LLC and all earnings and losses in excess of the preferred stockholders' annual distributions are reflected as minority interests. The preferred equity interest held, directly or indirectly, by the Company carries an 11% annual distribution rate and, together with a voting agreement gives the Company total voting, operational and management control of Holdings LLC. As part of the Recapitalization, Holdings LLC contributed substantially all of the assets of the predecessors of Galaxy, Atwood and GEM into several limited liability companies (the "Operating LLCs"). At the time of the Recapitalization, 99% of the common equity interests of each Operating LLC were owned by Holdings LLC and gave Holdings LLC voting, operational and management control of such entities and a 1% common equity interest of each Operating LLC was owned by T/SF Operating, LLC ("Operating LLC"). The preferred equity interest in Operating LLC was owned by Holdings LLC and gave Holdings LLC voting, operational and management control of Operating LLC and the common equity interests of Operating LLC were held by VS&A-T/SF and Fir Tree in the same proportion as their ownership of the common stock immediately following the consummation of the Recapitalization. On December 31, 1998, Operating LLC was merged into Holdings LLC, with Holdings LLC being the surviving entity. As a result of such merger, Holdings LLC owned all of the common equity interests of each Operating LLC. In connection with the acquisition of ITS in April 1999, Galaxy issued membership units to certain former owners of the ITS business equal to approximately 6.9% of the outstanding membership units. A chart illustrating the Company's ownership structure set forth above is available upon request. In lieu of such chart, which is unavailable on EDGAR, the following description is useful:

The Company conducts its business through several corporate and limited liability company subsidiaries as follows:

1. Corporate Subsidiaries: The Company owns, directly or indirectly, several active corporate subsidiaries through which it conducts certain of its businesses such as TISI.

2. Limited Liability Company Subsidiaries: The Company, together with certain of its active corporate subsidiaries, owns all of the outstanding preferred interest in Holdings LLC, which holds all of the outstanding voting interest in the several operating limited liability companies through which TOIC conducts certain of its business, such as GEM and Atwood, and in the case of Galaxy, a majority of such interests. There are also common interests of Holdings LLC, which are held by TOIC stockholders as described above.

Holdings LLC, Operating LLC and the Operating LLCs are collectively referred to herein as the "LLC's." As a result of the control of the LLCs by the Company, the financial results of the LLCs are included in the consolidated financial statements of the Company as described more fully in the Notes of the Company's consolidated financial statements included herein.

INFORMATION SERVICES

     Information Services provides specialized information and database services principally to the pre-employment screening market through TISI. In November 1999, the Company sold Corsearch, the second largest supplier in the United States of trademark and trade name searches and information research.

TOTAL INFORMATION SERVICES, INC.

PRE-EMPLOYMENT SCREENING SERVICES

     TISI, through its on-line databases, provides pre-employment screening information and services to selected vertical markets that by government regulation or business characteristic require a comprehensive candidate background investigation prior to hiring.

     TISI has virtually instantaneous computer access to Motor Vehicle Records
(MVRs) maintained by 36 states and alternative methods to access the MVRs of the remaining 14 states. In addition, TISI maintains a database which contains certain workers' compensation records from 18 states, which may be used by prospective employers either to detect employers that have been omitted by a prospective employee in his or her employment application or to determine job suitability. In 1998, TISI began offering a manual searching capability for many of those states which the workers' compensation records are not in TISI's database.

     TISI obtains its MVRs, workers' compensation and criminal records information from state or county archives, utilizing a nationwide network of agents and representatives, direct computer connections and proprietary databases. The information is resold at a mark-up over state and county fees for such information. In 1999, the information was resold to approximately 14,000 customers. Criminal records are maintained by approximately 3,300 jurisdictions in the U.S. and there is no single source for all such records. However, TISI can access for its customers criminal records from any U.S. jurisdiction requested by a customer. TISI's 20/20 criminal record database includes approximately 3.7 million records.

     Management believes that the pre-employment databases being created by TISI will become an increasingly valuable asset that will facilitate providing a full range of pre-employment products and services to a variety of vertical industries. In September 1999, TISI acquired RSI, a leading provider of pre-employment screening services to the airline, staffing, high-tech and healthcare markets.

     Employers who access TISI's services have the option to choose a customized package including only those records that meet their specific pre-employment information needs through RSI and DAC's "Total Applicant Screening Services" product.

     For customers that want to perform their own background checks, TISI publishes The Guide, a publication available to the general public. The Guide lists thousands of telephone numbers and addresses for criminal record jurisdictions, state motor vehicle departments and colleges and universities, among others, which may be found helpful to those conducting their own background searches.

TRANSPORTATION INDUSTRY

     TISI, which since 1983 has operated its transportation services business under the trade name DAC Services ("DAC"), is the largest on-line supplier of comprehensive pre-employment screening information to the trucking industry and a provider of driving record-related and other risk assessment and underwriting information to the insurance industry. DAC, endorsed by the American Trucking Associations since 1986 and the trucking associations of 41 states, currently maintains a computer network providing on-line electronic access to a proprietary employment history database of over 3.2 million job records concerning over 1.8 million truck drivers. Management believes the demand for the information in its DAC database is driven primarily by federal government regulation, the Company's ability to provide the information on a timely basis and the Company's success in marketing to the "truckload" segment of the trucking industry, which historically exhibits high driver turnover. "Truckload" carriers, such as J.B. Hunt and Schneider, typically are differentiated from "route" carriers and "private fleet" carriers in that "truckload" carriers are hired by third parties and do not have the steady, predetermined routes of a "route" carrier, nor do they operate as an individual corporation's captive "private fleet" (e.g., a retailer's "private fleet" of delivery trucks). As a result, the Company believes the unpredictable nature of a driver's job for a "truckload" carrier leads to inherently high driver turnover, which can be more than 100% per year for some trucking companies. As federal regulations require extensive screening of new truck drivers, this high turnover rate creates demand for DAC's services.

GAMING INDUSTRY

     During 1998, TISI formed World Gaming Network (WGN) to provide pre-employment screening services to the casino gaming industry. Employment in the casino gaming industry exceeds 400,000 people and is growing at 15% annually. The industry spends approximately $28 million annually for employee background screening. WGN, based on the successful DAC model, provides comprehensive employment history, criminal record, credit report, employment verification and reference information and services to the industry.

HEALTHCARE INDUSTRY

     TISI also formed Healthcare Employment Screening (HES) during 1998 to provide pre-employment screening services to the healthcare industry including home healthcare and nursing home markets. Much like the trucking industry, employers in these industries are required by Federal and various State regulations to conduct comprehensive background checks on prospective employees. HES offers a comprehensive pre-employment screening service to this industry based on the successful DAC model.

RETAIL INDUSTRY

     On March 15, 2000, the Company acquired a group of ten affiliated companies collectively referred to as United States Mutual Association (USMA), a leading provider of pre-employment screening services to the vertical retail industry. Collectively, USMA is the nations largest provider of retail employee theft incident records through its database of over 700,000 proprietary records. Similar to the DAC model, USMA's database consists of theft incident records contributed by USMA's clients. Through this proprietary relationship, USMA also provides criminal records, MVR's, drug tests and other pre-employment screening services to the retail industry.

INSURANCE INDUSTRY SERVICES

     In addition to providing MVRs to the transportation industry, the Company is also a leading supplier of MVRs to the insurance industry for the screening of insurance applications. The Company, endorsed by the Professional Insurance Agents' Association, provides over 5,000 insurance industry customers' access to the Company's computer network to request MVRs and other information. Approximately 85% of these customers are insurance agents, with the remaining 15% representing branch offices, managing general agents, brokers and a small number of regional and home office locations. These customers primarily utilize the Company's data in assessing insurance underwriting risk and also purchase the Company's workers' compensation and credit report information. In its effort to provide more complete information to its insurance industry customers, in May 1995, the Company became a licensed reseller of Choice Point's CLUE(Registered Trademark) database, an insurance company database of previous insurance claims, which allows insurance companies to access claims data for underwriting purposes.

CRIMINAL RECORDS SERVICES

     CrimeSearch, Inc., a wholly owned subsidiary of TISI, is a leading provider of criminal and civil court records and criminal record research to the pre-employment screening and legal industries. Through its network of 750 researchers CrimeSearch accesses criminal records in all counties in the United States, Puerto Rico and all US territories and Canadian provinces. CrimeSearch, acquired by TISI in 1996, has experienced strong demand for its services. 1999 revenue from external sources increased by more than 51%.

DRUG TESTING SERVICES

     In January 2000, TISI acquired substantially all of the assets of STA United, Inc. (STA), a leading provider of pre and post employment drug screening services. With 13,000 clients, STA is believed to be the largest third party administrator of drug and alcohol testing services to the transportation industry and is endorsed by the American Trucking Association and 35 state trucking associations. As part of the transaction TISI acquired exclusive rights to a database containing over 15 million drug test records, of which approximately 2 million are considered potentially usable for pre-employment screening.

BUSINESS-TO-BUSINESS COMMUNICATIONS

     The Company's Business-to-Business Communications operations are conducted through several individual businesses, each of which is characterized by leading competitive positions within specialized vertical markets. Business-to-Business Communications includes: (i) GEM, one of the world's leading owner and operator of trade shows and publisher of trade magazines directed to the international legalized gaming industry. (ii) Atwood, the largest domestic independent publisher of exposition and association related publications and directories; and (iii)

Galaxy, the largest independent provider of housing, travel, registration, exhibitor information and "lead" management services to the trade show and convention industry in the United States

GEM COMMUNICATIONS

     GEM, founded in 1986, is a leading global provider of business information and marketing resources for the legalized gaming industry. GEM's trade show division owns and operates the World Gaming Congress and EXPO (WGC), the largest legalized gaming industry trade show in the world, as well as a number of regional trade shows including Mid Atlantic Gaming Congress, Bingo World (operated but not owned), California Indian Gaming Summit and Slot Manager Institute. WGC traditionally has been held annually in Las Vegas during September or October of each year. Consequently, GEM's financial results are skewed towards the second half of the year. In 1999, WGC sold approximately 208,000 square feet of exhibition space and included approximately 24,000 attendees.

     GEM publishes several trade magazines directed to the legalized gaming industry, including IGWB and UK based InterGame, InterGaming and InterPark, a leading series of publications for the international coin-operated amusement and gaming machines and amusement park businesses. IGWB, with a qualified audited circulation of over 21,000, is a leading trade journal directed to the worldwide legalized gaming industry. In addition, the Company publishes Casino Executive, a trade magazine directed to casino management executives in North America, Vegas People and Bingo Business.

     During 1998, GEM had a 49% interest in a company that owned Gaming for Africa Expo, a gaming trade show and conference held in South Africa, and Gaming for Africa, a leading trade magazine for gaming in Sub-Saharan Africa. Effective as of January 1, 1999, GEM acquired, in a series of transactions, 100% of the business of Gaming for Africa Expo and Gaming for Africa.

     On March 8, 2000, the Company announced that it was combining the businesses of Atwood and GEM. The combined business, operating under the GEM name, will focus on (1) e-business solutions and enterprise portal web sites for specific vertical markets, (2) trade magazine publishing and trade show organization and (3) custom publishing.

ATWOOD PUBLISHING

     Atwood, founded in 1982, is a leading independent publisher of daily trade show and convention newspapers, directories, and related custom publishing products that are directed to the attendees of U.S. trade shows and conventions. Atwood competes primarily with trade magazines and the owners and operators of expositions with in-house publishing capabilities who participate only in their particular industry and do not have diverse markets or the capabilities of Atwood. Atwood also publishes the trade journal EXPO, the official publication of the International Association of Exposition Management, and Presenting:
Communications, a publication covering the audio-visual presentation industry, and maintains an Internet website which is a database for trade show managers and exhibitors. Atwood's e-business group creates and maintains web sites, offers ISP affinity services, provides CD ROMs, and develops and maintains sophisticated systems for abstracting, document handling and archiving.

     Approximately 77% of Atwood's 1999 revenues were derived from its publication of dailies and directories. During 1999, Atwood provided publishing, communication or promotional services to approximately 55,000 exhibitors at approximately 140 trade shows and conventions, including 22 of the "Tradeshow 200" exhibitions. Of the 140 trade shows to which Atwood provided services in 1999, 65% represented trade shows served by Atwood in 1998. Related products provided by Atwood include pre- and post-convention materials, literature kiosks and LeSack, a plastic bag filled with literature, publications, product samples and other marketing information that is distributed to attendees. Atwood also produces advertising and marketing products such as Internet Guides, specialty products and restaurant and city guides distributed to show attendees. Atwood provides magazine publishing related services to trade associations, including editorial content, layout and design of trade publications, advertising sales and circulation services.

GALAXY INFORMATION SERVICES

     Galaxy, founded in 1982, markets its comprehensive housing, travel, registration, automated "lead" management products and information services on an exclusive basis to trade associations, promoters, exhibitors and attendees of exposition, trade shows and conventions. Galaxy serves over 75,000 exhibitors and over 3.5 million attendees annually. Among Galaxy's active clients are 62 of the "Tradeshow 200" exhibitions, including three of the top five such exhibitions. Of the 325 shows Galaxy provided services to in 1999, 85% represented trade shows served by Galaxy in 1999. In April 1999, Galaxy acquired substantially all of the assets of International Travel Services, Inc. (ITS), a leading provider of housing and travel services to the trade show and convention industry.

     Galaxy's proprietary "Expocards' are utilized in the registration process to allow convention and trade show exhibitors to digitally capture and utilize attendee information for "lead" management and follow-up. Galaxy's Expocard technology encodes attendee registration data on a magnetic stripe attached to a plastic card or on a computer chip "smartcard" which can be read by trade show and convention exhibitors renting Galaxy's Expocard readers. Expocard allows attendees to leave and retrieve messages on-line at a message center kiosk established by the Company on site for a fee. The Expocard also permits the show operator to receive information on-line including demographic data, attendance results and exhibit visitation patterns.

     Galaxy launched two major registration and lead management products in 1999. Web Based Registration, with real time credit card processing, allows convention attendees, Galaxy's data management staff, and trade show managers to access a common database via the web. Intellilead, an in-booth integrated survey / prize / lead management system, allows for real time transmission of sales leads from the exhibit booth to any location around the world via the Web. In addition, Galaxy's Infomanager System, introduced in 1998, successfully expanded in its first full year. Using Infomanager, show managers have 24-hour on-line access to show registration data via the Internet. OMINUS, introduced in 1999 by ITS, allows conference and exposition managers, via the Web, to offer attendees the means to register in full for conferences and shows, reserve or purchase seating in space-limited events, and select and book hotel rooms through secure e-commerce technology. Galaxy's attendee information products allow visiting attendees access to information kiosks provided by Galaxy in various high-traffic areas of the convention centers. Among the most popular products are E-Access (new in 1999) e-mail access pavilions, message centers and exhibit / session locators.

     Several of Galaxy's customers hold trade shows on a bi-annual or tri-annual basis. Consequently, Galaxy's revenues vary from year to year. The following table sets forth, for the years ended December 31, 1999, 1998 and 1997, the percentage of revenues of Galaxy generated from trade shows of varying frequencies.

                                                YEARS ENDED DECEMBER 31,
                                                ------------------------
                                                1999      1998      1997
                                                ------    ------    ----
       Annual Shows.......................       93%       90%       95%
       Bi-Annual Shows....................        3         9         3
       Tri-Annual Shows...................        4         1         1
       Other Shows........................        0         0         1
                                                ----      ----      ----
                                                100%      100%      100%
                                                ====      ====      ====

COMPETITION

     Each of the Company's businesses is in competition with other suppliers and vendors of services or products similar to those provided by the Company and many of such competitors are significantly larger and have greater resources than the Company. The following is a brief description of the competitive environment in which each of the Company's businesses operates.

TISI

     TISI has a leading market position in the trucking industry. In the insurance industry, there are two TISI competitors, which are significantly larger and sell significantly more MVRs than TISI, as well as many regional providers. Management believes that TISI's ability to maintain and grow its MVR business in the insurance industry is dependent upon its ability to continue to resell Choice Point's CLUE(Registered Trademark) data, as described above. Choice Point is the largest competitor selling MVRs to the insurance industry. Competitors in the casino gaming industry include Choice Point, Accufact and IRSC. Competition in the home healthcare industry is fragmented along regional lines. Choice Point and Background America, another regional firm, are believed to be the largest competitors. Background America was recently acquired by Kroll-O'Gara Company. Management believes that no other competitor has developed a national vertical market strategy based on the DAC employment history record concept.

Galaxy

     Galaxy has two significant competitors, both of which provide services to fewer shows in any given year than Galaxy and management believes that they do not possess the resources of the Company. There are also smaller and regional competitors as well as some large companies which provide other exposition services which will compete in certain aspects of Galaxy's business. Galaxy is increasingly encountering competition from a number of start-up companies offering internet based housing and registration services.

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

GEM

     In the gaming trade show business, there are a number of smaller U.S. shows, a large show held in London each year (ATEI), and a variety of smaller niche or regional shows and conferences throughout the world. A few of these are owned or managed by competitors which are significantly larger than GEM.

     From a publishing standpoint, there is one other significant competitive magazine serving the U.S. casino industry and several successful magazines and newsletters serving vertical niches of the gaming industry in the U.S. and worldwide industry, such as lotteries and pari-mutuals. Internationally, there are a few magazines, particularly in Europe, which successfully serve the casino industry and compete with the Company. To management's knowledge, none of such competitors are significantly larger than GEM. In addition, GEM must compete with other media for advertising dollars, such as direct mail and direct selling. The latter is particularly important for potential U.S. casino advertisers, as so much of the industry is concentrated in a few locations.

SEASONAL FACTORS

The exposition services business is affected by the timing of conventions and trade shows, with most such shows operating in the March-May and September-November time frames. IGWB's results are significantly impacted by the timing of WGC its largest affiliate owned trade show, which was held in October in 1997 and in September 1998 and 1999.

EMPLOYEES

     As of February 29, 2000, the Company employed approximately 936 persons on a full-time basis including approximately 360 in Information Services, 570 in Business to Business Communications and six at the Company's corporate offices. None of the Company's employees are subject to collective bargaining agreements. The Company considers relations with its employees to be satisfactory. Most employees are salaried, with sales personnel receiving commissions on sales.

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

     In the 15 years it has been in business, TISI has not been found liable for any violations of the FCRA, the ADA or similar state laws. The Company did settle a few cases out of court for a nominal amount to avoid litigation expenses. There can be no assurance, however, that the Company will not be found liable for any such violations and that, if found so liable, the Company will not be subject to adverse judgments in substantial amounts. In addition, there can be no assurance that the FCRA, the ADA or similar state laws will not be amended or subjected to different judicial or administrative interpretation in the future. It is not possible at this time to predict the impact that any such change might have on the Company's results of operations, financial condition or liquidity.

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

FOREIGN SALES

     The Company's net revenues for 1999, 1998, and 1997 to customers outside the U.S. and Canada were $8.1 million, $5.1 million, and $2 million, respectively, representing 7.6%, 5.3%, and 2.5% of net revenues, respectively. All of such net revenues are attributable to Business-to-Business
Communications.

TRADEMARKS, LICENSES AND PATENTS

     The Company has registered numerous trademarks, including DAC Services(Registered Trademark), EXPO(Registered Trademark), World Gaming Congress(Registered Trademark) and IGWB(Registered Trademark), in the United States and, in certain cases, in foreign countries in which the Company does business. The Company believes that it owns or licenses all intellectual property rights necessary to conduct its business.

ITEM 2. PROPERTIES

     The Company conducts its principal operations at the facilities set forth below:



                         LOCATION                  SQUARE FOOTAGE                      LEASED/OWNED
                         --------                  --------------                      ------------
Information Services:
     Tulsa, Oklahoma (TISI)                             45,310           Leased (Expires October 2006)
     Hollywood, Florida (RSI)                           13,958           Leased (Expires December 2001)
     Lincolnwood, Illinois (CrimeSearch)                 4,318           Leased (Expires May 2001)
Business to Business Communications:
     Frederick, Maryland (Galaxy)                       51,000           Leased (Expires January 2003)
     Deerfield, Illinois (ITS)                          28,100           Leased (Expires September 2005)
     Overland Park, Kansas (Atwood)                     23,179           Leased (Expires September 2005)
     New York, New York (GEM)                            2,504           Sub-leased (Expires October 2001)
     Las Vegas, Nevada                                   2,676           Leased (Expires May 2003)
Corporate:
     New York, New York                                  1,679           Leased (Expires October 2003)

     The Company sold its Corporate office space in Tulsa, Oklahoma in 1998.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     After giving effect to the Recapitalization consummated on February 27, 1998, VS&A-T/SF and Fir Tree owned approximately 64.4% and 35.6% of the common stock, respectively. VS&A-T/SF is controlled by VS&A Communications Partners II, L.P. ("VS&A Fund II"), a private equity fund affiliated with Veronis, Suhler & Associates, Inc. ("VS&A"), an investment banking and research firm specializing in the media and communications industry. Other investors in VS&A-T/SF include two institutional investors and an affiliate of Ian L. M. Thomas, the President and Chief Executive Officer of the Company. There is no established public trading market for the Company's common stock. No dividends were declared or paid during 1998 and 1999. The terms of the Company's $25,000,000 Credit Agreement and 10 3/8 % Senior Subordinated Notes Due 2007 (the "Notes") currently restrict the ability of the Company to pay dividends or make distributions to its shareholders. See the Consolidated Financial Statements of the Company and the Notes thereto.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial data for each of the last five years.



                                                                             YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------------------
                                                        1999           1998 (2)         1997 (2)           1996            1995
                                                     ---------        ---------        ---------        ---------        ---------
                                                                              (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA (1):
Revenues
  Information Services (a) ...................       $  41,832        $  36,055        $  31,363        $  23,925        $  17,950
  Business to Business Communications (b) ....          65,877           52,166           43,353           42,891           53,089
  Corporate and other ........................              84              422            1,091            1,826            1,039
                                                     ---------        ---------        ---------        ---------        ---------
    Total revenues ...........................         107,793           88,643           75,807           68,642           72,078
Expenses
  Operating costs ............................          48,435           39,520           35,735           40,314           39,665
  General and administrative expenses ........          34,046           27,033           24,814           15,207           11,841
  Recapitalization and Reorganization Expenses            --               --             21,774             --               --
  Depreciation and amortization ..............          10,998            7,078            4,996            4,018            3,601
                                                     ---------        ---------        ---------        ---------        ---------
    Total expenses ...........................          93,479           73,631           87,319           59,539           55,107
                                                     ---------        ---------        ---------        ---------        ---------
Operating income (loss) ......................          14,314           15,012          (11,512)           9,103           16,971
Interest expense .............................          10,792           10,676            3,696              581              859
                                                     ---------        ---------        ---------        ---------        ---------
Income (loss) before income taxes and other
  Items ......................................           3,522            4,336          (15,208)           8,522           16,112
Income tax (provision) benefit ...............          (2,944)          (1,329)           2,636           (3,101)             (58)
Minority interest in consolidated subsidiaries            (455)          (2,491)            --               --               (266)
Net gain on disposal of subsidiaries .........           4,842             --               --               --                 37
                                                     ---------        ---------        ---------        ---------        ---------
  Net income (loss) ..........................       $   4,965        $     516        $ (12,572)       $   5,421        $  15,825
                                                     =========        =========        =========        =========        =========


                                                                              YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------------------
                                                       1999             1998             1997             1996             1995
                                                     ---------        ---------        ---------        ---------        ---------
                                                                               (DOLLARS IN THOUSANDS)
OTHER FINANCIAL DATA (1):
Capital expenditures .................               $   6,692        $   6,503        $   5,541        $   2,641        $  2,589
EBITDA (3) ...........................                  26,067           22,044           15,258           13,121          20,572
EBITDA margin (3) ....................                    24.2%            24.9%            20.1%            19.1%           28.5%
Ratio of earnings to fixed charges (4)                     1.3x             1.4x              --             15.7x           19.8x

                                                        AS OF DECEMBER 31,
                                                    --------------------------
                                                       1999        1998
                                                       ----        ----
BALANCE SHEET DATA:
  Cash and equivalents............................  $ 32,162       $  3,878
  Total assets....................................   122,130         74,534
  Total debt......................................   122,317        100,752
  Stockholders' deficit...........................   (49,228)       (54,193)

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

     (a) With respect to Information Services, the Company acquired Corsearch and CrimeSearch in August 1996. Corsearch was sold in November 1999. In September 1999 the Company acquired RSI.

     (b) With respect to Business to Business Communications, the Company: (i) acquired the stock of Galaxy in March 1994; (ii) sold the assets of Shopper's Guide, Inc. (the "New Jersey Shopper "), a shopper-newspaper operation, in April 1994; (iii) sold three trade journals and related assets in July 1995; (iv) acquired 88% of Casino Publishing Co. effective February 1, 1997 and the remainder effective January 31, 1998
         (v) acquired a majority of Galaxy Expocard Europe, B.V. in May 1997,
         (vi) acquired IGBE in June 1998 and (vii) acquired InterGame, Limited in September 1998. In January 1999 the Company acquired the remaining 51% interest in Gaming for Africa and in April 1999 acquired substantially all of the assets of ITS.

(2) Certain 1998 and 1997 account balances have been reclassified to conform to the 1999 consolidated financial statement presentation.

(3) EBITDA is included because management believes that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest expense, repay debt and make capital expenditures. Excluded from EBITDA are interest expense, income taxes, depreciation and amortization, recapitalization and reorganization expenses, unusual gains and losses (including gains on disposition of real estate in 1998 and provision for loss on disposition of subsidiary in
     1999), minority interest in consolidated subsidiaries, discontinued operations, extraordinary loss, net of tax, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. EBITDA margin represents EBITDA as a percentage of total revenues.

(4) In computing the ratio of earnings to fixed charges: (a) earnings have been based on income from continuing operations before income taxes and fixed charges and (b) fixed charges consist of interest and amortization of debt discount expense, and the interest component of rent expense. Such component was estimated at the current year weighted average interest rate for capital leases.

FORWARD-LOOKING STATEMENTS

     This Annual Report for the year ended December 31, 1999, as well as other public documents of the Company contains forward-looking statements which involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Annual Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "seek," "plan," as well as variations of such words and similar expressions, are intended to identify forward-looking statements. While management believes these statements are reasonable, actual results could differ materially from those projected by such forward-looking statements. See "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a business-to-business, communications and information services company which principally operates two lines of business: (i) business-to-business and professional database information services ("Information Services") and (ii) business-to-business communications, publishing and related marketing services ("Business to Business
Communications").

     In February 1997, the Company increased its ownership in Casino Publishing Company, publisher of the trade journal Casino Executive, to 88%, which is included in the Company's consolidated operations since that date. Effective January 31, 1998, the Company acquired the remaining interests in Casino Publishing Company. In June, 1998, GEM acquired all the assets and rights to the International Gaming Business Exposition, a conference and trade show serving the casino gaming industry. On September 1, 1998, GEM acquired all the stock of UK based InterGame Limited, the publisher of a leading series of publications for the international coin-operated amusement and gaming machines and amusement park businesses. Effective May 1, 1997, the Company acquired a majority ownership in Galaxy Expocard Europe B.V. and increased its ownership to 73% effective July 1, 1997.

     During 1998, GEM had a 49% interest in a company that owned Gaming for Africa Expo, a gaming trade show and conference held in South Africa, and Gaming for Africa, a leading trade magazine for gaming in Sub-Saharan Africa. Effective as of January 1, 1999, GEM acquired, in a series of transactions, the business of Gaming for Africa Expo and Gaming for Africa. In May 1999, the Company acquired substantially all of the assets of ITS, a major provider of housing and travel services to the tradeshow and convention industry. In connection with this transaction, two of the former owners of ITS, who will remain as key executives, invested $2 million of their proceeds in non voting membership units of Galaxy. In September 1999, the Company acquired all of the outstanding stock of RSI, a leading provider of pre-employment screening services. In November 1999, the Company sold 100% of the outstanding stock of Corsearch.

       All of the above acquisitions have been accounted for as a purchase business combination and are included in the Company's consolidated results from the date of acquisition.

CONSOLIDATED OPERATIONS

     The following table summarizes the Company's historical results of operations as a percentage of revenue for the years ended December 31, 1999, 1998, and 1997:


                                                                 YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------
                                                              1999         1998         1997
                                                              ----         ----         ----
Revenues:
     Information Services ..............................      38.8%        40.7%        41.4%
     Business to Business Communications ...............      61.1         58.8         57.2
     Corporate and other ...............................        .1          0.5          1.4
                                                              ----         ----         ----
          Total revenues ...............................     100.0        100.0        100.0
Expenses:
     Operating costs ...................................      44.9         44.6         47.1
     General and administrative expenses ...............      31.6         30.5         32.7
     Recapitalization and reorganization expenses ......        --           --         28.7
     Depreciation and amortization .....................      10.2          8.0          6.6
                                                              ----         ----         ----
          Total expenses ...............................      86.7         83.1        115.1
                                                              ----         ----         ----
Operating Income (Loss) before interest and income taxes      13.3%        16.9%       (15.1)%
                                                              ====         ====        =====
EBITDA Margin ..........................................      24.2%        24.9%        20.1 %
                                                              ====         ====        =====


RESULTS OF OPERATIONS

 Year Ended December 31, 1999 Versus Year Ended December 31, 1998

     Revenues. Revenues of $107.8 million for the year ended December 31, 1999 were $19.2 million (22%) higher than 1998. Business to Business Communications segment revenue totaled $65.9 million for the year ended December 31, 1999, an increase of $13.7 million (26%), over 1998. Galaxy contributed $9.3 million to the 1999 revenue growth. Galaxy's growth resulted principally from increased registration and exhibitor volume, the growth of new lead management and interactive services and inclusion of ITS ($8.0 million) from May 1, 1999. Excluding the impact of ITS, Galaxy revenue increased 8%, despite the absence of several bi-annual shows. At Atwood, growth in new directories business, a strong increase in new digital products and expansion of proprietary publishing led to a 7% increase in revenue for the year ended December 31, 1999 compared with 1998. The inclusion of InterGame ($3.2 million) and Gaming for Africa ($628,000) which were not included in consolidated results until September 1, 1998 and January 1, 1999, respectively, contributed to a 26% increase in 1999 revenue at GEM. Excluding the impact of acquisitions, Business to Business Communications segment revenue increased 8% in 1999.

     The Information Services segment produced revenue of $41.8 million for the year ended December 31, 1999, an increase of $5.8 million (16%) over the same period in 1998. TISI's 1999 revenue increased 26% over 1998. TISI's 1999 revenue growth resulted principally from increased criminal record volume, higher pre-employment screening volume at DAC, inclusion of RSI from September 1, 1999 ($2.6 million) and the launch of WGN. WGN provides pre-employment screening services to the casino gaming industry based on the successful DAC model. TISI's CrimeSearch affiliate experienced a 51% increase in 1999 revenue reflecting the ongoing growth in demand for criminal records. Corsearch revenue reported during 1999 decreased 16% compared with full year 1998. Corsearch was sold effective November 11, 1999. Excluding the impact of acquisitions and the Corsearch sale, 1999 Information Services segment revenue increased 16%.

     Operating Costs. Operating Costs of $48.4 million for the year ended December 31, 1999, increased by $8.9 million (23%) compared with the same period in 1998. Operating Costs of the Business to Business Communications segment of $33.8 million, increased by $7.3 million (28%) during 1999, on 26% higher revenue, compared with 1998. This growth was attributable principally to increased volume at Atwood and Galaxy and the inclusion of InterGame, Gaming for Africa and ITS, which were not included in consolidated results until September 1, 1998, January 1, 1999 and May 1, 1999, respectively.

     Operating Costs of the Information Services segment of $14.7 million, increased $1.6 million (12%) during 1999, compared with 1998, on 16% higher revenue. The increase was attributable principally to higher criminal record and pre-employment screening volume at TISI and inclusion of RSI from September 1, 1999, offset partially by cost control measures instituted at Corsearch and exclusion of Corsearch after November 11, 1999.

     General and Administrative Expenses. General and Administrative Expenses of $34.0 million, increased $7.0 million (26%) for the year ended December 31, 1999, compared with the same period in 1998. Higher general and administrative expenses were principally due to the inclusion of InterGame, Gaming for Africa, ITS and RSI from September 1, 1998, January 1, 1999 and May 1, 1999, respectively, increased staff to support volume growth, new product development at TISI and corporate business development costs, offset partially by cost control actions taken at Corsearch and exclusion of Corsearch after November 11, 1999. Corporate business development costs consisted principally of expenses related to acquisition activity that could not be capitalized and provisions for potential cost associated with the court supervised administrative process involving Galaxy Europe, B.V., including a $736,000 provision for the potential loss on Galaxy U.S. assets as part of the disposition or liquidation process.

     Depreciation and Amortization. Depreciation and Amortization of $11 million, increased $3.9 million (55%) during the year ended December 31, 1999, compared with 1998. During the fourth quarter of 1999, the Company determined that its investment in a trade show acquired in 1998 had become permanently impaired. Accordingly, during the fourth quarter of 1999, the Company wrote off the balance of its investment ($1.8 million), which is included in depreciation and amortization to recognize this impairment. The balance of the increase in depreciation and amortization resulted principally from 1999 capital expenditures ($6.7 million) to acquire data, expand exposition and trade show capacity and upgrade information technology and increased amortization of goodwill due to acquisitions.

     Interest Expense. Interest Expense totaled $10.8 million for the year ended December 31, 1999, compared with $10.7 million for the same period in 1998. Interest expense results primarily from debt incurred in connection with the Recapitalization.

     EBITDA. EBITDA increased $4.0 million (18%) to $26.1 million for the year ended December 31, 1999, compared with $22.0 million for the same period in 1998. The increase over 1998 was attributable principally to higher EBITDA in the Business-to-Business Communications segment (up $3.7 million - 32%) and the Information Services segment (up $2.0 million - 17%), partially offset by higher corporate business development costs. Excluding the impact of acquisitions, EBITDA in the Business-to-Business Communications and Information Services segments increased 22% and 13%, respectively, for the year ended December 31, 1999, compared with the same period in 1998. 1999 EBITDA in total, excluding the impact of acquisitions, increased 13% over 1998.

     EBITDA is included because management believes that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest expense, repay debt and make capital expenditures. Excluded from EBITDA are interest expense, income taxes, depreciation and amortization, recapitalization and reorganization expenses, unusual gains and losses (including gains on disposition of real estate in 1998 and provision for loss on disposition of subsidiary in 1999), minority interest in consolidated subsidiaries, discontinued operations, extraordinary loss, net of tax, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. EBITDA margin represents EBITDA as a percentage of total revenues.

ACQUISITIONS AND DIVESTITURE

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

     On August 31, 1999, the Company, through TISI, acquired all the stock of Record Search, Inc. ("RSI") for an aggregate purchase price of $12,780,000 plus transaction costs. Of the total purchase price of this transaction, $9,000,000 was paid out from existing cash and the balance in the form of a note to be paid over three years. The acquisition was accounted for under the purchase method of accounting.

     On November 11, 1999, the Company sold all of the outstanding stock of Corsearch and executed a non-compete agreement for approximately $20 million, plus additional consideration of $1.6 million for certain defined net assets.

     On January 31, 2000, the Company acquired substantially all of the assets of STA United, Inc. ("STA") for approximately $8.3 million. STA is a leading provider of drug testing services to the pre-employment industry. On March 16, 2000, the Company acquired the stock and/or assets of a group of ten companies collectively known as United States Mutual Association ("USMA"). The Investment in USMA will total approximately $23.5 million, with approximately $15.2 million payable in cash with the balance in non-voting stock of TISI. USMA provides pre-employment screening services to the retail industry, principally through a proprietary database of employee theft incident records. These acquisitions were accounted for under the purchase method of accounting.

 Year Ended December 31, 1998 Versus Year Ended December 31, 1997

     Revenues. Revenues of $88.6 million for the year ended December 31, 1998, were $12.8 million (17%) higher than 1997. Business to Business Communications segment Revenue totaled $52.2 million for the year ended December 31, 1998, an increase of $8.8 million (20%), over 1997. At GEM, increased advertising and trade show volume and inclusion of the InterGame results since September 1, 1998 contributed $2.1 million to the growth. At Galaxy, the return of several bi-annual trade shows, an overall increase in the number of shows completed during 1998 and Galaxy Europe, which was not consolidated in the first quarter of 1997, contributed $5.6 million to 1998 revenue growth. Atwood increased revenues by 7% during 1998 compared with 1997 principally as a result of the addition of Dallas and Atlanta Market Center business and strong periodical publishing advertising sales and 37% growth in EXPO, a trade magazine directed at the U.S. convention and exposition industry.

     The Information Services segment produced revenue of $36.1 million for the year ended December 31, 1998, an increase of $4.7 million (15%) over 1997. Corsearch increased revenue 18% during 1998, compared with 1997. This return to double-digit growth from relatively flat revenue growth during 1997, compared with 1996, resulted from increased sales and marketing efforts. TISI's revenue increased 14% contributing $3.4 million to revenue growth during 1998 over 1997, principally from increased demand for TISI's pre-employment screening information and services and a 103% increase in 1998 revenue at TISI's Crimesearch affiliate reflecting growing demand for criminal records.

     Operating Costs. Operating Costs totaled $39.5 million, an increase of $3.8 million (11%) for the year ended December 31, 1998. Operating Costs of the Business-to-Business Communications operations was $26.4 million for the year ended December 31, 1998 and increased by $2.7 million (11%) for 1998, compared with 1997. The increase was attributable principally to an increase in volume at Atwood, additional trade shows at Galaxy, inclusion of Galaxy Europe for the year, two new shows managed by GEM and acquisition of InterGame.

     Information Services Operating Costs of $13.1 million, increased 9% during 1998, compared with 1997. The increase was principally attributable to higher research volume at Corsearch and higher criminal records and pre-employment screening volume at TISI, offset partially in the first half of 1998 by lower costs resulting from elimination of National Employment Screening Services, Inc. ("NESS"), an unprofitable business venture, closed by TISI in 1997.

     General and Administrative Expenses. General and Administrative Expenses totaled $27 million for the year ended December 31, 1998, an increase of $2.2 million compared with 1997. General and Administrative Expenses were favorably impacted during 1998 by the elimination of NESS ($177,000), restructuring of two unprofitable magazines to consolidate overhead and reduction of corporate overhead (down $1.7 million - 57%) resulting principally from elimination of the Tulsa, Oklahoma corporate office and establishment of a smaller corporate office in New York City. The favorable impact in General and Administrative Expenses was more than offset by expenses attributable to the consolidation of Galaxy Europe ($530,000) which was not included until May 1, 1997; the consolidation of InterGame ($460,000) from September 1, 1998; and the effect of certain reclassifications to restate 1998 and 1997 expenses on a basis consistent with 1999.

     Depreciation and Amortization. Depreciation and Amortization of $7.1 million, increased $2.1 million (42%) during the year ended December 31, 1998 compared with 1997. During the third quarter, the Company determined that its investment in certain foreign subsidiaries had become impaired. Accordingly, during the third quarter of 1998 the Company established an $820,000 reserve, which is included in Depreciation and Amortization, to provide for this impairment. For the twelve months ended December 31, 1998, capital spending totaled $6.5 million, an increase of $962,000 (17%) over 1997. Increased spending was attributable principally to support of new online products and expansion of capacity at Corsearch, additional reader rental boxes at Galaxy and computer system upgrades at TISI.

     Interest Expense. Interest Expense totaled $10.7 million for the year ended December 31, 1998, compared with $3.7 million 1997. The increase of $7.0 million over 1997 resulted from interest on the debt incurred in connection with the 1997 Recapitalization.

     EBITDA. EBITDA totaled $22.0 million for the year ended December 31, 1998 an increase of $6.8 million (45%) compared with 1997. The increase during 1998 was principally attributable to higher EBITDA in the Business-to-Business Communications segment (up $4.1 million-54%) and the Information Services segment (up $4.0 million-56%), partially offset by the impact of corporate and business development expenses. Reductions in corporate overhead express contributed $1.7 million to improved EBITDA.

     EBITDA is included because management believes that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest expense, repay debt and make capital expenditures. Excluded from EBITDA are interest expense, income taxes, depreciation and amortization, recapitalization and reorganization expenses, unusual gains and losses (including gains on disposition of real estate in 1998), minority interest in consolidated subsidiaries, discontinued operations, extraordinary loss, net of tax, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. EBITDA margin represents EBITDA as a percentage of total revenues.

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

     The Senior Credit Facility is a $25 million revolving credit facility which is due and payable at maturity in September 2004. The Senior Credit Facility is secured by a first priority lien on substantially all of the properties and assets of the Company and its subsidiaries, owned now or acquired later. The Senior Credit Facility is guaranteed by all of the subsidiaries of the Company (the "Guarantors"). At the Company's option, the interest rate per annum applicable to the Senior Credit Facility will be a fluctuating rate of interest measured by reference either to: (i) LIBOR plus the applicable borrowing margin or (ii) FUNB's base rate, which is the greater of the published prime rate of FUNB or the overnight federal funds rate plus 0.5% (the "FUNB Rate") plus the applicable borrowing margin. The applicable borrowing margin for the Senior Credit Facility will range from 1.75% to 2.75% for LIBOR based borrowings and 0.5% to 1.5% for FUNB Rate based borrowings. The Company has agreed to pay certain fees with respect to the Senior Credit Facility including (i) upfront facility fees, (ii) agent and arrangement fees and (iii) commitment fees of 0.5% per annum on the unused portion of the Senior Credit Facility. The entire amount of the Senior Credit Facility was made available to the Company concurrently with the closing of the Tender Offer. The commitments under the Senior Credit Facility are required to be permanently reduced with: (i) 100% of the net cash proceeds of all non-ordinary-course asset sales or other dispositions of the property by the Company and its subsidiaries, including insurance and condemnation proceeds, subject to limited exceptions and (ii) 100% of the net proceeds of issuance of equity or debt obligations of the Company and its subsidiaries, subject to limited exceptions (including the Offering). The Company may voluntarily reduce the commitment in amounts of $1.0 million or more at any time without premium or penalty. The Senior Credit Facility contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or repurchase capital stock; (ii) prepay, redeem or purchase debt; (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates and (x) alter its lines of business. The Company must also make certain customary indemnification's of the lenders and their agents and will also be required to comply with financial covenants (based on adjusted pro forma EBITDA) with respect to: (i) a maximum leverage ratio; (ii) a maximum senior leverage ratio; (iii) a minimum interest coverage ratio and (iv) a minimum fixed charge coverage ratio. The Senior Credit Facility also contains certain customary affirmative covenants. Events of default under the Senior Credit Facility include: (i) the Company's failure to pay principal or interest when due; (ii) the Company's material breach of any covenant, representation or warranty contained in the loan documents; (iii) customary cross-default provisions; (iv) events of bankruptcy, insolvency or dissolution of the Company or the Guarantors; (v) the levy of certain judgments against the Company, any Guarantor, or its assets; (vi) certain adverse events under ERISA plans of the Company or the Guarantors; (vii) the actual or asserted invalidity of security documents or guarantees of the Company or the Guarantors and (viii) a change of control of the Company.

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

     The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under the $25 million Senior Credit Facility. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for the Company's working capital, capital expenditures and other needs. No assurance can be given, however, that this will be the case. At December 31, 1999 the Company had $20 million outstanding under the Senior Credit Facility. The proceeds were invested in high grade short term securities to provide funds for general corporate purposes. In January 2000, the Company repaid these outstanding borrowings. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. In addition, any future acquisitions by the Company would likely require additional financing.

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

     Capital Expenditures. Management anticipates that capital expenditures in 2000 will be approximately $7.5 million. The primary capital expenditures will be for computer equipment and software and database acquisitions at TISI. TISI continues to offer its customers in the trucking industry credits for providing employment information to be utilized in its database, which credits can be used against charges for future services from such division. All of the credits earned are considered capital expenditures for the acquisition of such data. Management anticipates positive cash flow from operations in 2000, even after the anticipated capital expenditures for 2000. Thus, with the Company's available cash reserves and cash flow, management does not anticipate a need for additional capital during 2000 except for possible future acquisitions.

INFLATION

     Management anticipates the effect of inflation on the Company's operations during 2000 will be primarily limited to the effects which general inflation will have on costs in most areas in which the Company operates.

YEAR 2000 COMPLIANCE

GENERAL

     TOIC's company-wide Year 2000 Project was completed on schedule. The project addressed the issue of information systems being unable to distinguish between the year 1900 and the year 2000. The general project phases common to all business units were: (1) inventorying Year 2000 items; (2) assigning priorities to identified items; (3) assessing the Year 2000 readiness of items determined to be material to the Company; (4) repairing or replacing material items that were determined not to be ready for the Year 2000; (5) testing repaired or replaced items; and (6) designing and implementing contingency and business continuation plans for all material items. At December 31, 1999, all project phases for each business unit had been completed and detailed remediation plans had been implemented by business units considered to have material Year 2000 issues. No material Year 2000 problems were encountered.

COSTS

     The total cost associated with required modifications to become Year 2000 compliant were not material to the Company's financial position. The estimated total cost of the Year 2000 Project was approximately $1.4 million, nearly all of which related to the cost to repair or replace software and related hardware problems. Funds for the Project were included in existing operating budgets.

NEW ACCOUNTING PRONOUNCEMENTS

     The FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132) and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 132 revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Subsequently, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. These Statements are not expected to have a material impact on the Company's financial reporting as the Company does not currently sponsor pension or other postretirement benefit plans and does not engage in the use of derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14, Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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


                NAME                      AGE                             POSITION
                -----                     ---                             --------
John S. Suhler......................       56         Chairman of the Board and Director
Ian L. M. Thomas....................       62         President, Chief Executive Officer and Director
John J. Veronis.....................       72         Director
Jeffrey T. Stevenson................       39         Director
Scott Troeller......................       31         Director
Jeffrey Tannenbaum..................       37         Director
John Rolfe..........................       31         Director
Steven J. Hunt......................       55         Chief Financial Officer and Treasurer
Brian A. Meyer......................       39         General Counsel and Secretary
Wayne Gregus........................       51         Director, Business Development
Richard A. Wimbish..................       56         President and Chief Operating Officer of TISI
W. Michael Goodwin..................       49         President and Chief Executive Officer of Galaxy
Richard W. Moeller..................       61         President and Chief Executive Officer of GEM
William Newman......................       50         President and Chief Executive Officer of Atwood


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

     Scott Troeller, Managing Director and Principal, joined VS&A Communications Partners, L.P. in July 1996. From 1991 through 1996 Mr. Troeller was an investment banker at JP Morgan & Co.

     Jeffrey Tannenbaum founded Fir Tree Partners, a private investment firm, in January 1994. From 1988 through 1993, Mr. Tannenbaum was an investment professional at Kohlberg & Co., a corporate acquisition firm.

     John Rolfe is an independent investor. Mr. Rolfe was an investment professional with Fir Tree from 1997 to 1999. Prior to joining Fir Tree, Mr. Rolfe was an investment banker with Donaldson, Lufkin & Jenrette specializing in media and communications.

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

     Wayne Gregus joined the Company on December 31, 1999 as Director, Business Development. Prior to joining the Company Mr. Gregus was owner and CEO of Interim Management Group, LLC and G&G Publishing Services, LLC. From 1990 to 1996 Mr. Gregus was Senior Vice President, Operations for Reed Travel Group, a unit of Reed Elsevier, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

     Set forth below is certain information with respect to the compensation of each of the five most highly compensated executive officers of the Company and its subsidiaries, based on salary and bonus earned during 1999, for services in all capacities to the Company and its subsidiaries during each of the Company's last three fiscal years.

                           SUMMARY COMPENSATION TABLE


                                                                                          LONG TERM
                                                                                        COMPENSATION
                                                                             -----------------------------------
                                                           ANNUAL
                                                       COMPENSATION (1)        AWARDS            PAYOUTS
                                                       ----------------      ----------    ------------------
                                                                                           NUMBER OF
                                                                             RESTRICTED      SHARES
NAME AND PRINCIPAL POSITION                                                    STOCK       UNDERLYING      LTIP      ALL OTHER
---------------------------              YEAR       SALARY       BONUS (2)    AWARD(S)     OPTIONS (3)    PAYOUTS  COMPENSATION (4)
                                         ----       ------       ---------    --------     -----------    -------  ----------------
Ian L.M. Thomas (5)                      1999       $185,000      $185,000        --              --        --            --
President and Chief Executive Officer    1998        175,000       168,998        --              --        --            --
                                         1997         38,836            --        --              --        --            --

Steven J. Hunt                           1999       $185,000      $107,500        --              --        --       $66,854
Chief Financial Officer                  1998        175,000        35,000        --              --        --        53,162
                                         1997         29,167            --        --              --        --            --


Brian A. Meyer                           1999       $170,000      $100,000        --              --        --        $6,400
General Counsel                          1998        160,000        32,000        --              --        --            --
                                         1997         26,667            --        --              --        --            --


Richard Wimbish                          1999       $180,000       $61,200        --              --        --        $6,400
President, TISI                          1998        175,000        49,000        --              --        --         6,542
                                         1997        165,000        25,000        --              __        --       539,935


Mike Goodwin                             1999       $169,808       $54,400        --              --        --        $6,400
President, Galaxy                        1998        165,000        52,800        --              --        --            --
                                         1997        165,000        33,333        --          20,000        --        24,088

---------------
(1) No cash compensation other than the annual amounts described was paid to any of the named executives attributable to the periods shown.

(2)  Includes bonuses earned for the year, even if paid in another year.
(3)  Consists solely of options to acquire shares of common stock.
(4) These amounts include the total value of the Company's contributions made or accrued to the Company's 401(k) plan. All such persons are 100 percent vested in their accounts under the Company's plan. In the case of Mr. Hunt, this includes relocation expenses paid of $60,454 paid in 1999. The amount in 1998 also represents relocation expenses. In the case of Mr. Goodwin with respect to 1997, this includes relocation expenses paid in 1997. In the case of Mr. Wimbish with respect to 1997, this also includes a bonus of $535,000 in connection with the change of control.

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

     OPTIONS. The Company did not grant any options or stock appreciation rights during 1999 or 1998. The Company never granted any stock appreciation rights. In 1997, the Company terminated all stock option plans, except for the Company's 1994 Incentive Stock Plan, under which Mr. Wimbish was granted options exercisable into 16,750 shares of common stock (1,675 shares after giving effect to a 10-for-1 reverse stock split effected in 1998). The plan will survive solely with respect to such options and no further options are outstanding, or will be granted, under such plan.

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

     EMPLOYMENT AGREEMENTS. The Company is subject to employment agreements with certain directors, officers or key employees, as follows:

     Ian L.M. Thomas is President and Chief Executive Officer and a Director of the Company. Until Mr. Thomas' U.S. Visa was transferred from VS&A to the Company, Mr. Thomas' services were provided to the Company by VS&A, with whom Mr. Thomas had an employment arrangement, and the Company reimbursed VS&A for such services at cost. On June 15, 1998, Mr. Thomas entered into an employment agreement with the Company that provides for his employment through October 2002 at a base salary of $175,000 per year, with annual increases based upon the Consumer Price Index, plus a bonus (of up to 100% of his base salary) based upon certain performance targets. Mr. Thomas also participates in the Company's Chief Executive Officer Equity Appreciation Plan and Supplemental Chief Executive Officer Equity Appreciation Plan. See "--Phantom Stock Plans."'

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

     Wayne Gregus was hired by the Company on December 31, 1999 to serve as Director, Business Development. Mr. Gregus entered into an employment agreement as of December 31, 1999 which provides for his employment through December 31, 2002 at a base salary of $165,000 annually, with annual increases based upon the Consumer Price Index, and various incentives and bonus opportunities, including participation in the Company's Key Executive Equity Appreciation Plan.

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

     Mr. Hunt, Chief Financial Officer of the Company, Mr. Meyer, General Counsel of the Company, and Mr. Gregus, Director - Business Development, were awarded Units equal to 1.5%, 1% and .3%, respectively, of the Equity Appreciation under the Corporate Executive Equity Appreciation Plan (together with the Key Executive Phantom Stock Plan, the Chief Executive Officer Equity Appreciation Plan and the Supplemental Chief Executive Officer Equity Appreciation Plan, the "Phantom Stock Plans"), which Units vest 20% per year over five years, provided, in each case, that such individual remains an employee of the Company.

     Upon termination of an executive's employment by the Company for any reason (other than Cause (as defined in the Key Executive Phantom Stock Plan) or voluntary termination by the executive), the executive is entitled to receive an amount equal to the value of his or her vested Units, payment of which can be deferred until a Change in Control (as defined in the Key Executive Phantom Stock Plan) of the Company. All Units awarded under the Chief Executive Officer Equity Appreciation Plan and the Corporate Executive Equity Appreciation Plan vest on a Change in Control (as defined in each plan), and the executive is entitled to receive an amount equal to the value of his or her Units (unless his or her employment terminated prior to the Change in Control).

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


NAME AND ADDRESS                             AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                          BENEFICIAL OWNERSHIP             PERCENT OF CLASS
-------------------                          --------------------             ----------------
VS&A-T/SF, LLC                                 72,367                             64.4%
350 PARK AVENUE
NEW YORK, NEW YORK

FIR TREE VALUE FUND LP.
1211 AVENUE OF THE AMERICAS
NEW YORK, NEW YORK  10036                      36,000                             32.0%

FIR TREE INSTITUTIONAL VALUE FUND L.P.
1211 AVENUE OF THE AMERICAS
NEW YORK, NEW YORK  10036
                                                4,000                              3.6%
                                             --------                           ------
                                              112,367                              100%
                                             ========                           ======


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

     The Stockholders Agreement provides that VS&A-T/SF and Fir Tree will vote for a board consisting of a majority of members designated by VS&A-T/SF and a number of Fir Tree designees in proportion to Fir Tree's ownership of common stock. Accordingly, the board of directors of the Company consists of eight members, five designated by VS&A-T/SF and three designated by Fir Tree. The Board currently consists of seven members, two of whom are Fir Tree nominees. Fir Tree has the right to appoint a third nominee if it so desires. See "Management."

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

     In 1998, VS&A was paid a fee of $20,000 in connection with advisory services provided to the Company with respect to the acquisition of International Gaming Business Exposition and a monitoring fee of $90,000. In 1999, VS&A was paid a monitoring fee of $90,000 and fees of $534,000 in connection with advisory services provided to the Company with respect to the acquisitions of ITS and RSI and the disposition of CORSEARCH. Approximately 18% of both such fees were shared with Fir Tree pursuant to the Stockholders Agreement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this Report:

     (1) Consolidated Financial Statements and Independent Auditors' Reports included herein: See Index on page F-1
     (2) Financial Statement Schedule:
      The Financial Statement Schedules are omitted as they are inapplicable or the required information is furnished in the Consolidated Financial Statements of the Company or the Notes thereto.
     (3) List of Exhibits:


EXHIBIT
-------
NUMBER                                 DESCRIPTION
------                                 -----------

   2.1 Stock Purchase Agreement, dated as of August 15, 1997, among VS&A Communications Partners II, L.P., VS&A-T/SF Inc. and T/SF Communications Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 dated February 10, 1998 (the "Registration Statement"))
   2.2 Stock Purchase Agreement dated as of September 1, 1998 by and among GEM Communications, LLC and the shareholders of InterGame Limited (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 1, 1998).
   2.3 Asset Purchase Agreement dated as of March 25, 1999 among TOIC Acquisition, LLC, The Official Information Company, International Travel Service, Inc. and William A. Patterson Jr., Stephen T. Martin and Edward A. Harris(incorporated herein by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998).
   2.4 Agreement for Stock Purchase dated as of August 31, 1999 among Total Information Services, Inc., Records Search, Inc. and the stockholders thereof (incorporated herein by reference to Exhibit
               2.1 to the Company's Current Report on Form 8-K dated August 31,
               1999).
   2.5 Stock Purchase Agreement dated as of October 6, 1999, by and among CT Corporation System, The Official Information Company, and Corsearch, Inc. (incorporated herein by reference to Exhibit
               2.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999).
   2.6 Form of Stock Acquisition Agreement dated as of March 15, 2000 among TISI Holdings, Inc., The Official Information Company and the transferor(s) (incorporated herein by reference to Exhibit
               2.1 to the Company's Current Report on Form 8-K dated March 15,
               2000).
   2.7 Form of Asset Acquisition Agreement dated as of March 15, 2000 among TISI Holdings, Inc., The Official Information Company and the transferor(s) (incorporated herein by reference to Exhibit
               2.2 to the Company's Current Report on Form 8-K dated March 15,
               2000).
   2.8 Stockholders Agreement dated as of March 15, 2000 among TISI Holdings, Inc., The Official Information Company and the other signatories thereto (incorporated herein by reference to Exhibit
               2.3 to the Company's Current Report on Form 8-K dated March 15,
               2000).
   3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 1997 (the "1997 Form 10-K"))
   3.2 Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement)
   4.1 Indenture, dated as of October 29, 1997, by and among T/SF Communications Corporation, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement)
   4.1(a) Form of Supplemental Indenture, by and among T/SF Communications Corporation, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.1(a) to the Registration Statement)

   4.2         Registration Rights Agreement, dated as of October 29, 1997, by and among T/SF Communications Corporation, the Guarantors named therein and First Union Capital Markets Corp. (incorporated herein by reference to Exhibit 4.1(a) to the Registration
               Statement)
   4.3         Form of Old Note (included in Indenture filed as Exhibit 4.1)
   4.4         Form of New Note (included in Indenture filed as Exhibit 4.1)
   10.1        Credit Agreement, dated as of October 9, 1997, among T/SF
               Communications Corporation and First Union Corporation (as Lender
               and Agent) (incorporated herein by reference to Exhibit 10.2 to the Registration Statement)
   10.2        Security Agreement, dated as of October 9, 1997, among T/SF
               Communications Corporation, the Guarantors (as defined therein)
               and First Union National Bank (incorporated herein by reference to Exhibit 10.3 to the Registration Statement)
   10.3        Stock Pledge Agreement, dated as of October 9, 1997, made by
               VS&A-T/SF, Inc. and Fir Tree Value Fund, L.P., Fir Tree
               Institutional Value Fund, L.P., and Fir Tree Value Partners, LDC,
               in favor of First Union National Bank (incorporated herein by reference to Exhibit 10.4 to the Registration Statement)
   10.4        Stock Pledge Agreement, dated as of October 9, 1997, made by T/SF
               Communications Corporation in favor of First Union National Bank
               (incorporated herein by reference to Exhibit 10.5 to the
               Registration Statement)
   10.5        Stock Pledge Agreement, dated as of October 9, 1997, made by T/SF
               Holdings, LLC, in favor of First Union National Bank
               (incorporated herein by reference to Exhibit 10.6 to the
               Registration Statement)
   10.6        Stock Pledge Agreement, dated as of October 9, 1997, made by
               Atwood Convention Publishing, Inc., Galaxy Registration, Inc.,
               G.E.M. Communications, Inc., Transportation Information Services,
               Inc., T/SF Investment Co. and T/SF of Nevada, Inc., in favor of
               First Union National Bank (incorporated herein by reference to
               Exhibit 10.7 to the Registration Statement)
   10.7        Employment Agreement by and between Richard Moeller and GEM
               Communications, LLC, dated as of September 1, 1998.
   10.8        Employment Agreement by and between William Newman and Atwood
               Publishing, LLC, dated as of June 22, 1998.
   10.9        Employment Agreement by and between Richard A. Wimbish and
               Transportation Information Services, Inc., dated as of January 1,
               1998 (incorporated herein by reference to Exhibit 10.8 to the
               Registration Statement)
   10.10       Form of Employment Agreement by and between Ian L.M. Thomas and
               T/SF Communications Corporation (incorporated herein by reference to Exhibit 10.9 to the Registration Statement)
   10.10(a)    Letter Agreement, dated October 9, 1997, by and between VS&A
               Communications Partners, II, L.P., Veronis, Suhler & Associates,
               Inc. and Ian L.M. Thomas (incorporated herein by reference to
               Exhibit 10.9(a) to the Registration Statement)
   10.11       Employment Agreement by and between Steven J. Hunt and T/SF
               Communications Corporation, dated as of November 10, 1997
               (incorporated herein by reference to Exhibit 10.10 to the
               Registration Statement)
   10.11(a)*   Amendment dated January 1, 2000 to Employment Agreement by and between Steven J. Hunt and The Official Information Company
   10.12       Employment Agreement by and between Brian A. Meyer and T/SF
               Communications Corporation, dated as of November 10, 1997
               (incorporated herein by reference to Exhibit 10.11 to the
               Registration Statement)
   10.12(a)*   Amendment dated January 1, 2000 to Employment Agreement by and between Brian A. Meyer and The Official Information Company
   10.13       Employment Agreement by and between Michael Goodwin and Galaxy
               Registration, LLC, dated as of January 1, 1998 (incorporated herein by reference to Exhibit 10.12 to the Registration
               Statement)
   10.14       T/SF Communications Corporation Chief Executive Officer Equity
               Appreciation Plan (incorporated herein by reference to Exhibit
               10.14 to the Registration Statement)
   10.15       T/SF Communications Corporation Supplemental Chief Executive
               Officer Equity Appreciation Plan (incorporated herein by reference to Exhibit 10.15 to the Registration Statement)
   10.16*      The Official Information Company Corporate Executive Equity
               Appreciation Plan
   10.17       T/SF Communications Corporation Key Executive Equity Appreciation
               Plan (incorporated herein by reference to Exhibit 10.17 to the Registration Statement)

   10.18       Stockholders' Agreement, dated as of October 9, 1997, among T/SF
               Communications Corporation, VS&A-T/SF, L.L.C. and Fir Tree Value
               Fund, L.P., Fir Tree Institutional Value Fund, L.P. and Fir Tree
               Value Partners, LDC (incorporated herein by reference to Exhibit
               10.18 to the Registration Statement)
   10.19       Consulting Agreement by and between Howard G. Barnett, Jr. and
               T/SF Communications Corporation, dated October 9, 1997
               (incorporated herein by reference to Exhibit 10.19 to the
               Registration Statement)
   10.20       Consulting Agreement by and between Robert F. Craine, Jr. and
               T/SF Communications Corporation, dated October 9, 1997
               (incorporated herein by reference to Exhibit 10.20 to the
               Registration Statement)
   10.21       Consulting Agreement by and between J. Gary Mourton and T/SF
               Communications Corporation, dated October 9, 1997 (incorporated herein by reference to Exhibit 10.21 to the Registration
               Statement)
   10.22       T/SF Communications Corporation 1994 Incentive Stock Plan
               (incorporated herein by reference to Exhibit A to the
               Registrant's Proxy Statement for Annual Meeting of Stockholders
               dated May 23, 1994)
   10.23       Settlement Agreement, dated and effective as of December 12,
               1995, by and between T/SF Communications Corporation and Robert
               J. Swab (incorporated herein by reference to Exhibit 10.18 to the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995)
   10.24       Stock Purchase Agreement, dated as of August 15, 1996, by and among T/SF Investment Co. and the shareholders of Corsearch, Inc.
               (incorporated herein by reference to Exhibit 2.1 to the Form 8-K)
   10.25       T/SF Communications Corporation and T/SF Holdings, LLC Key
               Employee Bonus Plan (incorporated herein by reference to Exhibit
               10.29 to the Registration Statement)
   10.26       Voting Agreement dated as of February 6, 1998 among the Company and certain subsidiaries (incorporated by reference to Exhibit
               10.27 of the 1997 Form 10-K)
   10.27*      Employment Agreement by and between Wayne Gregus and The Official
               Information Company
   12*         Statement re: computation of ratios
   21*         Subsidiaries of the Company
   27*         Financial Data Schedule


  * Filed herewith.


(b)  Reports on Form 8-K

     On November 11, 1999, The Official Information Company (the "Company") sold all of stock of Corsearch, Inc. to CT Corporation System and executed a non-compete agreement in consideration for approximately $20 million (subject to adjustments).

                          INDEX TO FINANCIAL STATEMENTS

                        THE OFFICIAL INFORMATION COMPANY

                                                                       PAGE
                                                                       ----
Reports of independent auditors                                         F-2

Consolidated balance sheets as of December 31, 1999 and 1998            F-3

Consolidated statements of operations for the years ended
     December 31, 1999, 1998 and 1997.                                  F-5

Consolidated statements of changes in stockholders' deficit
     for the years ended December 31, 1999, 1998 and 1997               F-6

Consolidated statements of cash flows for the years ended
     December 31, 1999, 1998 and 1997                                   F-7

Notes to consolidated financial statements                              F-9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The Official Information Company:


We have audited the accompanying consolidated balance sheets of The Official Information Company, as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Official Information Company, as of December 31, 1999 and 1998, and the consolidated results of its operations and their cash flows for each of the years of the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                        /s/ KPMG LLP

New York, New York
February 14, 2000

                        THE OFFICIAL INFORMATION COMPANY

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                           DECEMBER 31, 1999 AND 1998


                   ASSETS                                                         1999                   1998
                   ------                                                         ----                   ----
Current assets:
    Cash and cash equivalents                                                 $   32,162           $   3,878
    Accounts receivable, less reserve for doubtful accounts
        of $995 in 1999 and $856 in 1998                                          22,772              17,555
    Due from related entity                                                            -                  20
    Inventories                                                                      191                 231
    Deferred tax assets                                                              137                 260
    Notes receivable and other current assets                                      2,390               1,706
                                                                               ---------            --------

          Total current assets                                                    57,652              23,650

Notes receivable and investments                                                     216                 411

Property, plant and equipment, at cost:
    Exposition equipment                                                           7,707               7,301
    Data processing and office furniture and equipment                            17,808              14,308
                                                                               ---------            --------
                                                                                  25,515              21,609

    Less accumulated depreciation                                                 14,595              12,584
                                                                               ---------            --------
          Property, plant and equipment, net                                      10,920               9,025

Deferred tax assets                                                                    -               1,185
Intangibles and other assets, net                                                 53,342              40,263
                                                                               ---------            --------
                                                                               $ 122,130            $ 74,534
                                                                               =========            ========





See accompanying notes to consolidated financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                           DECEMBER 31, 1999 AND 1998

     LIABILITIES AND STOCKHOLDERS' DEFICIT                 1999            1998
     -------------------------------------                 ----            ----

Current liabilities:
    Accounts payable                                    $   3,681    $   2,967
    Accrued liabilities                                    15,098        9,984
    Deferred revenue                                        6,594        6,680
    Borrowings under credit facility                       20,000            -
    Customer deposits                                      13,315            -
    Current portion of long-term debt                       1,733        1,367
                                                        ---------     --------

         Total current liabilities                         60,421       20,998

Long-term debt                                            100,584       99,385
Other liabilities                                             907        1,353
Minority interest                                           9,446        6,991

Stockholders' deficit:
    Common stock, $.10 par value, 150,000
        shares authorized                                      42           42
    Additional paid-in capital                             48,197       48,197
    Retained earnings                                      17,009       12,044
                                                        ---------     --------
                                                           65,248       60,283
    Treasury stock                                       (114,476)    (114,476)
                                                        ---------     --------

         Total stockholders' deficit                      (49,228)     (54,193)
                                                        ---------     --------
                                                        $ 122,130     $ 74,534
                                                        =========     ========


See accompanying notes to consolidated financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                     1999               1998              1997
                                                                     ----               ----              ----
Revenues:
    Operating revenues                                             $ 107,709           $ 88,221           $ 74,716
    Interest and other income                                            103                376                890
    Gain (loss) on sale of fixed assets, net                             (19)                46                201
                                                                   ---------           --------           --------
         Total revenues                                              107,793             88,643             75,807
                                                                   ---------           --------           --------

Costs and expenses:
    Operating costs                                                   48,435             39,520             35,735
    General and administrative                                        34,046             27,033             24,814
    Recapitalization and reorganization expenses                           -                  -             21,774
    Depreciation and amortization                                     10,998              7,078              4,996
                                                                   ---------           --------           --------
            Total Expenses                                            93,479             73,631             87,319
                                                                   ---------           --------           --------

Operating income (loss)                                               14,314             15,012            (11,512)
    Interest expense                                                  10,792             10,676              3,696
                                                                   ---------           --------           --------
Income (loss) before income taxes                                      3,522              4,336            (15,208)
Gain on Sale of Subsidiary                                             4,842                  -                  -
Income tax (expense) benefit                                          (2,944)            (1,329)             2,636
Minority interest in consolidated subsidiaries                          (455)            (2,491)                 -
                                                                   ---------           --------           --------
         Net income (loss)                                         $   4,965           $    516           $(12,572)
                                                                   =========           ========           ========


See accompanying notes to consolidated financial statements.

                        THE OFFICIAL INFORMATION COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                         1999               1998               1997
                                                                         ----               ----               ----
Common stock:
    Balance at beginning of year                                           $ 42              $ 419             $ 332
    Issuance of common stock                                                  -                  -                92
    Retirement of common stock                                                -                  -                (5)
    Reverse stock split                                                       -               (377)               -
                                                                    -----------        -----------        ----------
    Balance at end of year                                                   42                 42               419
                                                                    -----------        -----------        ----------

Additional paid-in capital:
    Balance at beginning of year                                         48,197             47,820            13,754
    Issuance of common stock                                                  -                  -            35,350
    Retirement of common stock                                                -                  -            (1,372)
    Reverse stock split                                                       -                377                 -
    Compensation recognized on stock options,
        net of tax benefit                                                    -                  -                88
                                                                    -----------        -----------        ----------
    Balance at end of year                                               48,197             48,197            47,820
                                                                    -----------        -----------        ----------

Retained earnings:
    Balance at beginning of year                                         12,044             11,528            24,100
    Net income (loss)                                                     4,965                516           (12,572)
                                                                    -----------        -----------        ----------
    Balance at end of year                                               17,009             12,044            11,528
                                                                    -----------        -----------        ----------

Treasury stock: (284 shares)

    Balance at beginning of year                                       (114,476)          (110,369)                -
    Repurchase of shares                                                      -             (3,600)         (110,369)
    Minority shareholder conversion                                           -               (507)               -
                                                                    -----------        -----------        ----------
    Balance at end of year                                             (114,476)          (114,476)         (110,369)
                                                                    -----------        -----------        ----------

Total stockholders' deficit                                         $   (49,228)       $   (54,193)       $  (50,602)
                                                                    ===========        ===========        ==========

Common shares outstanding:
    Beginning balance                                                       421              4,191             3,318
    Retirement of common stock                                                -                  -               (50)
    Reverse stock split                                                       -             (3,770)                -
    Issuance of common stock                                                  -                 -                923
                                                                    -----------        -----------        ----------
    Balance at end of year                                          $       421        $       421        $    4,191
                                                                    ===========        ===========        ==========



See accompanying notes to consolidated financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                             1999             1998              1997
                                                                             ----             ----              ----
Cash flows from operating activities:
     Net income (loss)                                                     $ 4,965             $ 516         $ (12,572)

    Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
         Depreciation and amortization                                      10,998             7,078             4,996
         Undistributed earnings of
             unconsolidated subsidiary                                           -                 -              (156)
         Gain on sale of subsidiary                                         (4,842)                -                 -
         (Gain) loss on sale of assets                                          19               (46)              201
         Reserves provided on investments                                        -                 -               444
         Compensation recognized on stock options,
             net of tax benefit                                                  -                 -                88
         Gain on debt repurchase                                                 -               (60)                -
         Deferred income taxes                                               1,308             1,225            (1,196)
         Changes in assets and liabilities:
           Accounts receivable and refundable
               income taxes                                                   (149)           (2,639)           (1,663)
           Inventories                                                          40                98               (34)
           Current contract receivable and other
              current assets                                                  (556)             (360)            1,208
           Intangibles and other assets                                          -               308              (993)
           Accounts payable and accrued liabilities                          4,924            (1,646)            4,839
           Deferred revenue                                                   (104)            3,837               394
           Customer deposits                                                (2,936)                -                 -
           Other long-term liabilities                                         256                 -                 -
           Minority interest                                                   455             2,491                 -
                                                                          --------         ---------          --------
                Total adjustments                                            9,413            10,286             8,128
                                                                          --------         ---------          --------
        Net cash provided by (used in) operating activities                 14,378            10,802            (4,444)
                                                                          --------         ---------          --------
Cash flows from investing activities:
    Collections on contract and notes receivable                                 7                41               345
    Investments                                                                828                 -               100
    Capital expenditures                                                    (6,692)           (6,503)           (5,541)
    Proceeds from the sale of subsidiary                                    20,000                 -                 -
    Proceeds from the sale of assets                                             -             1,625                35
    Payments for acquisitions, net of cash acquired                        (20,461)          (10,246)             (813)
    Payments on deferred contract liabilities                                 (151)             (290)             (638)
                                                                          --------         ---------          --------
        Net cash used in investing activities                               (6,469)          (15,373)           (6,512)
                                                                          --------         ---------          --------

                                                          Continued on next page

                        THE OFFICIAL INFORMATION COMPANY

                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                              1999            1998              1997
                                                                              ----            ----              ----
Cash flows from financing activities:
    Borrowing under long-term debt                                       $     590         $       -       $  100,000
    Principal payments of long-term debt                                    (2,215)           (1,281)          (1,493)
    Borrowings under bank lines-of-credit                                   91,577                 -           93,618
    Payments under bank lines-of-credit                                    (71,577)                -          (93,000)
    Debt financing costs                                                         -              (294)          (3,558)
    Issuance of common stock                                                     -                 -           35,442
    Retirement of bonds                                                          -            (1,440)               -
    Minority interest                                                        2,000             4,500                -
    Repurchase of common stock                                                    -           (3,600)        (111,746)
                                                                         ---------         --------        ----------
        Net cash provided by (used in) financing activities                 20,375            (2,115)          19,263
                                                                         ---------         --------        ----------

Net increase (decrease) in cash and cash equivalents                        28,284            (6,686)           8,307

Cash and cash equivalents at beginning of year                               3,878            10,564            2,257
                                                                         ---------         --------        ----------

Cash and cash equivalents at end of year                                 $  32,162         $   3,878       $   10,564
                                                                         =========         =========       ==========

Supplemental disclosures of cash flow information:
    Cash paid (received) for:
        Interest                                                         $  10,411         $  10,778       $    1,693
        Income taxes                                                           216            (3,410)          (1,209)
                                                                         ---------         --------        ----------
                                                                         $  10,627         $   7,368       $      484
                                                                         =========         =========       ==========
    Non-cash transactions
        Receivable relating to sale of subsidiary                        $   1,588         $       -       $        -
        Note given on acquisition                                        $   3,780         $       -       $        -
        Reduction of minimum contingent consideration
            (included in deferred contract liabilities) against
            goodwill due to partial termination of agreement             $       -         $       -       $      972



See accompanying notes to consolidated financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS

     The Official Information Company, its subsidiaries and controlled affiliates (collectively, the "Company", unless the context indicates otherwise) is a diversified business-to-business information and communication company which principally operates two lines of business: 1) business and professional information services ("Information Services") and
     2) business to business communications, publishing and related services ("Business to Business Communications"). Business to Business Communications is conducted through several subsidiaries whose specialized services include: 1) providing media services to the gaming industry with trade magazines, newsletters, conferences and a trade show; 2) providing exposition services, primarily registration and lead management and 3) publication services, primarily convention/trade show newspapers and directories. Information Services includes: 1) pre-employment screening information, primarily for the insurance and trucking industries, and 2) trademark/trade name research to law firms and corporations.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and controlled affiliates. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest consists of the equity interests in Holdings LLC owned by VSA-T/SF, Fir Tree Value Fund LP., and Fir Tree Institutional Value Fund L. P.

     INVENTORIES

     Inventories are recorded at the lower of cost or market determined on a first-in, first-out and average cost methods.

     DEPRECIATION

     Depreciation of property, plant and equipment is provided using the straight-line method based on estimated useful lives of 3 years for exposition equipment and ranging from 3 to 15 years for data processing and office furniture and printing equipment.

     INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets include mainly goodwill related to acquisitions and credits granted for truck driver employment information files. These assets consist of the following:


                                                                      December 31,
                                              Amortization      ------------------------
                                                Period             1999           1998
                                                ------             ----           ----
                                                                     (In thousands)
        Goodwill                             15-30 years        $ 53,771        $ 41,494
        Employment information costs           4 years             3,626           3,471
        Debt financing costs and other         Various             5,401           5,149
                                                                --------        --------
                                                                  62,798          50,114

        Accumulated amortization                                  (9,456)         (9,851)
                                                                --------        --------
                                                                $ 53,342        $ 40,263
                                                                ========        ========

     The Company's policy is to recognize an impairment of the carrying value of goodwill when management's best estimate of undiscounted future cash flows over the remaining amortization period is less than the carrying amount. Under this method, the Company has determined that its investment in certain foreign subsidiaries has become impaired. Accordingly, during the third quarter of 1998, the Company recorded a $820,000 reserve, which is included in Depreciation and Amortization. During the fourth quarter of 1999, the Company determined that its investment in a trade show acquired in 1998 had become permanently impaired. Accordingly, during the fourth quarter, the Company wrote off the balance of its investment ($1.8 million), which is included in depreciation and amortization to recognize this impairment.

     TRANSLATION OF FOREIGN CURRENCY

     The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains and losses were not significant. Aggregate foreign currency transaction gain and losses are included in determining net income.

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

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

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

     INVESTMENTS

     Investments in the common stock of an affiliate in which the Company had owned a 49% interest was accounted for by the equity method. The excess of cost of the investment over the Company's share of its net assets at the acquisition date had been amortized on a straight line basis over 20 years. See Note 3. Effective January 1, 1999, the Company acquired, through a series of transactions, the remaining 51% interest.

     CAPITALIZED SOFTWARE

     In 1998, the Company adopted AICPA Statement of Position ("SOP") No.98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP No.98-1 requires certain cost in connection with the developing or obtaining internally used software to be capitalized that previously would have been expensed as incurred. The adoption of SOP No. 98-1 resulted in the capitalization of approximately $229,000 and $300,000 related to software development cost as of December 31, 1999 and 1998, respectively. At December 31, 1998, the Company had included in Property, Plant & Equipment net deferred product enhancement costs of $602,000. This asset was part of Corsearch, which was sold in 1999.

     COMPREHENSIVE INCOME

     The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in the body of the financial statements. Comprehensive income includes net income
     (loss) as currently reported under generally accepted accounting principles, all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. There were no significant differences between the Company's comprehensive loss and its net loss as reported for all periods presented.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, trade accounts receivable and trade accounts payable approximates the fair value because of the short maturity of those instruments. The carrying amounts of notes payable (see Note 4) approximates the fair value due to these debt instruments having variable interest rates similar to those that are currently available to the Company. The fair value of the Senior Subordinated Notes (see Note 4) at December 31, 1999, based on the current offered market price, approximates its carrying value.

     RECLASSIFICATIONS

     Certain 1998 and 1997 account balances have been reclassified to conform to the 1999 consolidated financial statement presentation.

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

     Phase II of the leveraged recapitalization plan of the Company was completed on February 27, 1998 which included a reverse stock split and a drop down restructuring. The reverse stock split provides that each then outstanding share of common stock other than treasury stock and stock owned by the Equity Investors (as defined below) is converted into the right to receive $40.25 for each pre-split share resulting in the elimination of all shares of common stock other than those held by Equity Investors. Under the drop down restructuring plan, the Company contributed substantially all of the assets and liabilities of the Business-to-Business Communication Segment into T/SF Holdings LLC (Holdings LLC) and related operating LLC's in exchange for a $45 million preferred equity interest. The preferred equity interest will carry an 11% annual distribution and the Company will have total voting, operational and management control of Holdings LLC. The Equity Investors purchased common equity interests in Holdings LLC for approximately $4.5 million in the same proportion as their ownership of the common stock immediately following the consummation of the Recapitalization. These common equity interests in Holdings LLC and all earnings or losses in excess of the preferred stockholders' annual distributions are reflected as minority interest. Following the consummation of the Recapitalization, VS&A-T/SF and Fir Tree Partners, an existing stockholder, (together referred to as the Equity Investors) own 64.4% and 35.6% of the Company's common stock, respectively.

     The Tender Offer was consummated on October 9, 1997 for 2,742,092 shares of common stock at $40.25 per share in cash or approximately $110.4 million. These shares are held in treasury at December 31, 1997. Excluding shares owned by the Equity Investors, an aggregate of 10,197 shares remained outstanding. The Stock Purchase between the Company and VS&A-T/SF, was consummated simultaneously with the Tender Offer whereby the Company sold 881,988 shares of newly issued common stock at $40.25 per share or approximately $35.5 million.

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

                                                                 (in thousands)
                                                                 -------------
         Cost associated with stock option repurchase               $ 9,947
         Tender offer - advisory and consulting fees                  3,941
         Severance, incentive and retention bonuses                   5,540
         Legal, accounting and other professional fees                1,612
         Other                                                          734
                                                                   --------
                                                                   $ 21,774

3.   ACQUISITIONS AND DISPOSITIONS OF ASSETS

     On November 11, 1999, the Company sold all of the outstanding stock of Corsearch and executed a non-compete agreement in consideration for approximately $20 million, plus additional consideration of $1.6 million for certain defined net assets resulting in a gain of $4.8 million.

     In June 1998, GEM acquired all the assets and rights to the International Gaming Business Exposition, a conference and trade show serving the casino gaming industry. In September 1998, GEM acquired all the stock of UK based InterGame Limited, the publisher of a leading series of publications for the international coin-operated amusement and gaming machines and amusement park industries. The Company paid approximately $8.1 million in cash. Cost in excess of net assets acquired was approximately $7.8 million and is recorded in "Intangible and other assets".

     Pro forma results for 1998 assuming the acquisition has been made at the beginning of the year would not be materially different from reported results.

     During 1998, GEM had a 49% interest in Gaming for Africa Expo, a gaming trade show and conference held in South Africa, and Gaming for Africa, a leading trade magazine for gaming in Sub-Saharan Africa. Effective as of January 1, 1999, GEM acquired, in a series of transactions, the business of Gaming for Africa Expo and Gaming for Africa for approximately $640,000.

     On April 30, 1999, the Company, through Galaxy, acquired substantially all of the assets and assumed substantially all of the liabilities of International Travel Services, Inc. ("ITS") for an aggregate purchase price of $22,650,000, plus transaction costs. Of the total purchase price of this transaction, $11,134,000 was paid out of proceeds from the Company's line of credit, $2,000,000 was paid from a contemporaneous minority equity investment in Galaxy Information Services, LLC by certain former ITS shareholders and the remainder was paid from existing cash. The acquisition was accounted for under the purchase business combination. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $18.9 million, and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

     On August 31, 1999, the Company, through TISI, acquired all the stock of Record Search, Inc. ("RSI") for an aggregate purchase price of $12,780,000, plus transaction costs. Of the total purchase price of this transaction, $9,000,000 was paid out from existing cash and the balance in the form of a note to be paid over three years. The acquisition was accounted for under the purchase business combination. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $11.5 million, and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

     The following unaudited pro forma information is presented as if the Company had completed the acquisitions as of January 1, 1998. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at January 1, 1998, or of the future results of operations.

                                                           For the year
                                                        ended December 31,
                                                        ------------------
                                                      1999           1998
                                                    --------      ---------
                                                         (In thousands)
                                                           (Unaudited)
       Revenues                                      117,271        109,684
                                                    --------      ---------
       Net income (loss)                               6,790          1,260
                                                    --------      ---------
       EBITDA                                       $ 29,327      $  26,407
                                                    --------      ---------

4.   LONG-TERM DEBT AND CREDIT FACILITY

     Long-term debt outstanding consists of the following:

                                                                                              DECEMBER 31,
                                                                                  -----------------------------------
                                                                                        1999              1998
                                                                                      ---------          --------
                                                                                            (In thousands)
         10 3/8% Senior  Subordinated  Notes,  interest payable  semi-annually
         with principal due at maturity in 2007 (A).                                   $ 98,500          $ 98,500

         Note payable under a purchase agreement, discounted at 8.5% annual
         payments per agreement with final payment in April 2000.                           460               920

         Promissory notes, unsecured, payable semi-annually, plus interest, through August 15, 1999, interest rate adjusts one percent below the
         base rate of Citibank, N.A.                                                          -               300

         Promissory  notes,  unsecured,   payable  quarterly,  plus  interest,
         through  December 2000,  interest rate adjusts  semi-annually  to the
         base rate of Chase Manhattan Bank (8.5% at December 31, 1999).                      83               166

         7.25% promissory notes, unsecured, payments made over three years.               3,192                55


         Capital lease obligation                                                            72               653

         Other                                                                               10               158
                                                                                      ---------          --------
                                                                                        102,317           100,752
         Less portion due within one year                                                (1,733)           (1,367)
                                                                                      ---------          --------
                                                                                      $ 100,584          $ 99,385
                                                                                      =========          ========



     Installments due on long-term debt during each of the five years subsequent to December 31, 1999, are as follows:

                                                            (In thousands)

                  2000                                          $ 1,733
                  2001                                              958
                  2002                                            1,126
                  2003                                                -
                  Thereafter                                     98,500
                                                               --------
                  Total                                       $ 102,317
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

     CREDIT FACILITY

     The Company has a Senior Credit Facility the ("Senior Facility") with a bank which provides for maximum borrowings of $25 million. Borrowings are secured by a first priority lien on substantially all assets and properties of the Company and its subsidiaries owned now or acquired in the future. Interest is computed upon either the LIBOR plus the applicable borrowing margin (based on the achievement of total leverage ratio) from 1.75% to 2.75% or a base rate indexed to the prime rate plus the applicable borrowing margin of 0.5% to 1.5%. An annual commitment fee of 0.5% is charged on the unused portion of the Senior Facility. In December 1999, the Company borrowed $20 million under the Senior Facility, with an effective borrowing rate of 9%. This amount was repaid in January 2000. The Senior Facility contains covenants similar to the Subordinated Notes as well as financial covenants with respect to: 1) a maximum leverage ratio; 2) a maximum senior leverage ratio; 3) a minimum interest coverage ratio; and 4) a minimum fixed charge coverage ratio. The Senior Credit Facility continues through September 2004.

5.   DEBT GUARANTORS

     Atwood Publishing LLC, Galaxy Information Services LLC, GEM Communications LLC, I.T.S. Information Services LLC (from May 1, 1999), Holdings LLC (collectively the "LLC Guarantors"), TISI, RSI (from September 1, 1999) and Corsearch (until November 11, 1999), (collectively, the "Subsidiary Guarantors" and, together with the LLC Guarantors, the "Guarantors") are included in the consolidated results of the Company. Because the Company, directly or indirectly, owns all of the voting interests in the LLC Guarantors, the LLC Guarantors are considered wholly owned subsidiaries of the Company as defined by Regulation S-X. The Company indirectly owns all of the voting shares of the Subsidiary Guarantors.

     Each of the Guarantors jointly and severally guarantee all of the Company's debt, on a full and unconditional basis. For accounting purposes, all Guarantors are consolidated. Separate financial statements and other disclosures concerning the Guarantors are not presented because the Company's management has determined that they are not material to investors.

     The Senior Credit Facility contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or purchase capital stock; (ii) prepay, redeem or purchase debt;
     (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates and (x) alter its lines of business. The net assets of the Guarantors approximated $109,761 and $54,307 as of December 31, 1999 and December 31, 1998, respectively.

     Included in the 1998 financial results of the LLC Guarantors are the ten months activity of Atwood Publishing LLC, Galaxy Information Services LLC, GEM Communications LLC and Holdings LLC. Included in the 1998 financial results of the Subsidiary Guarantors are the two months of operations of Atwood Publishing, Inc., Galaxy Information Services, Inc., GEM Communications, Inc. and the full year results of TISI and Corsearch. The 1997 financial results are prior to the Recapitalization (See Note 2).

     The following are condensed consolidating financial statements of The Official Information Company and the Guarantors for each period presented:

                                                                    1999
                                                                    ----
                                                                BALANCE SHEET
                                                                -------------

ASSETS
------
                                           TOIC            LLC         SUBSIDIARY      SUBTOTAL                        TOIC
                                           ----            ---         ----------      --------                        ----
                                        CORPORATE      GUARANTORS      GUARANTORS     GUARANTORS   ELIMINATIONS     CONSOLIDATED
                                        ---------      ----------      ----------     ----------   ------------     ------------
Current assets                          $  35,061       $  10,196      $  12,395      $  22,591      $    --         $  57,652
Notes receivable and investments               18              15            183            198           --               216
Investment in subsidiaries & affil         89,660          57,037          7,097         64,134       (153,794)           --
PPE-Net                                       213           6,202          4,505         10,707           --            10,920
Deferred tax assets                          --              --             --             --             --              --
Intangibles and other assets-net            3,080          32,515         17,747         50,262           --            53,342
                                    -----------------------------------------------------------------------------------------------
Total assets                            $ 128,032       $ 105,965      $  41,927      $ 147,892      $(153,794)      $ 122,130
                                        =========       =========      =========      =========      =========       =========

LIABILITIES AND STOCKHOLDERS'

EQUITY

Current liabilities                     $  26,554       $  27,632      $   6,235      $  33,867      $    --         $  60,421
Long term debt                             98,500            --            2,084          2,084           --           100,584
Other liabilities                             727               3            177            180           --               907
Minority interest                           7,446           2,000           --            2,000           --             9,446
Total shareholders' equity  (deficit)      (5,195)         76,330         33,431        109,761       (153,794)        (49,228)
                                    -----------------------------------------------------------------------------------------------
Total liabilities and Shareholders'
equity                                  $ 128,032       $ 105,965      $  41,927      $ 147,892      $(153,794)      $ 122,130
                                        =========       =========      =========      =========      =========       =========


                                                                1999
                                                                ----
                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                ------------------------------------


                                      TOIC              LLC          SUBSIDIARY        SUBTOTAL                             TOIC
                                      ----              ---          ----------        --------                             ----
                                   CORPORATE        GUARANTORS       GUARANTORS       GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                   ---------        ----------       ----------       ----------      ------------      ------------
Total revenue                      $      84        $  65,877        $  41,832        $ 107,709        $    --          $ 107,793
Costs and expenses:
     Operating costs                    --             33,750           14,685           48,435             --             48,435
     General &admin                      420           18,992           14,634           33,626             --             34,046
     Deprec. & amort                     512            6,373            4,113           10,486             --             10,998
                               ----------------------------------------------------------------------------------------------------
Total costs                              932           59,115           33,432           92,547             --             93,479
                               ----------------------------------------------------------------------------------------------------
Operating income(loss)                  (848)           6,762            8,400           15,162             --             14,314
     Interest expense (income)          (270)           1,897            9,165           11,062             --             10,792
                               ----------------------------------------------------------------------------------------------------
Income (loss) before income             (578)           4,865             (765)           4,100             --              3,522
taxes

Gain on sale of subsidiary             4,842             --               --               --               --              4,842
Minority interest                       --               --               --               --               (455)            (455)
Income tax (expense) benefit          (2,837)            (107)            --               (107)            --             (2,944)
                               ----------------------------------------------------------------------------------------------------
Net Income (loss)                  $   1,427        $   4,758        $    (765)       $   3,993        $    (455)       $   4,965
                                   =========        =========        =========        =========        =========        =========


                                                                          1999
                                                                          ----
                                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           ------------------------------------

                                      TOIC           LLC            SUBSIDIARY        SUBTOTAL                             TOIC
                                      ----           ---            ----------        --------                             ----
                                    CORPORATE     GUARANTORS        GUARANTORS       GUARANTORS    ELIMINATIONS        CONSOLIDATED
                                    ---------     ----------        ----------       ----------    ------------        ------------
Net income (loss)                   $  1,427        $  4,758        $   (765)         $  3,993        $   (455)       $  4,965

Adjustments to reconcile net
income (loss) to net cash
provided by operating                 (4,311)          6,373           4,113            10,486            --             6,175
activities, net
Changes in assets and
liabilities, net                      11,855         (10,233)          1,161            (9,072)            455           3,238
                                ---------------------------------------------------------------------------------------------------
Net cash provided by operating
activity                               8,971             898           4,509             5,407            --            14,378
Cash flows from investing
activities:
    Collections on
       Notes Receivable                    7            --              --                --              --                 7
    Capital expenditures                 (21)         (2,905)         (3,766)           (6,671)           --            (6,692)
    Proceed from the
       Sale of Corsearch              20,000            --              --                --              --            20,000
    Payments for
    Acquisitions, net of
       Cash acquired                 (20,461)           --              --                --              --           (20,461)
     Equity Investments                  828            --              --                --              --               828
    Payments on
       Deferred contract
       Liabilities                      (151)           --              --                --              --              (151)
                                ---------------------------------------------------------------------------------------------------
Net cash used in investing               202          (2,905)         (3,766)           (6,671)           --            (6,469)
activity
Cash flows from financing
activities:
    Principal payments
       of long-term debt              (2,215)           --              --                --              --            (2,215)
    Borrowings under long-term           590            --              --                --              --               590
       debt
    Borrowing under Bank lines of
       credit                         91,577            --              --                --              --            91,577
     Payments under Bank lines of
       credit                        (71,577)           --              --                --              --           (71,577)
    Minority interest                  2,000            --              --                --              --             2,000
                                ---------------------------------------------------------------------------------------------------

Net cash provided by financing
activities                            20,375            --              --                --              --            20,375
                                ---------------------------------------------------------------------------------------------------

Net increase (decrease) in
cash and cash equivalents             29,548          (2,007)            743            (1,264)           --            28,284
Cash and cash equivalents at
beginning of year                      1,078           2,339             461             2,800            --             3,878
                                ---------------------------------------------------------------------------------------------------
Cash and cash equivalents at
end of year                         $ 30,626        $    332        $  1,204          $  1,536        $   --          $ 32,162
                                    ========        ========        ========          ========        ========        ========



                                                                1998
                                                                ----
                                                            BALANCE SHEET
                                                            -------------
ASSETS

                                         TOIC           LLC       SUBSIDIARY     SUBTOTAL                        TOIC
                                         ----           ---       ----------     --------                        ----
                                      CORPORATE     GUARANTORS    GUARANTORS    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                      ---------     ----------    ----------    ----------    ------------   ------------
Current assets                        $  9,973       $  4,337      $  9,340      $ 13,677      $   --         $ 23,650
Notes receivable and investments        (4,727)         5,138          --           5,138          --              411
Investment in subsidiaries & affil      46,694            517         7,096         7,613       (54,307)          --
PPE-Net                                    193          4,462         4,370         8,832          --            9,025
Deferred tax assets                      1,185           --            --            --            --            1,185
Intangibles and other assets-net         3,417         15,646        21,200        36,846          --           40,263

                                   ------------------------------------------------------------------------------------------
Total assets                          $ 56,735       $ 30,100      $ 42,006      $ 72,106      $(54,307)      $ 74,534
                                      ========       ========      ========      ========      ========       ========

LIABILITIES AND STOCKHOLDERS'
EQUITY

Current liabilities                   $  4,529       $ 10,673      $  5,796      $ 16,469      $   --         $ 20,998
Long term debt                          99,043           --             342           342          --           99,385
Other liabilities                          882            107           364           471          --            1,353
Minority interest                        6,474            517          --             517          --            6,991
Total shareholders' equity (deficit)   (54,193)        18,803        35,504        54,307       (54,307)       (54,193)
                                   ------------------------------------------------------------------------------------------
Total liabilities and
Shareholders' equity                  $ 56,735       $ 30,100      $ 42,006      $ 72,106      $(54,307)      $ 74,534
                                      ========       ========      ========      ========      ========       ========


                                                                1998
                                                                ----
                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                ------------------------------------

                                      TOIC            LLC          SUBSIDIARY       SUBTOTAL                          TOIC
                                      ----            ---          ----------       --------                          ----
                                   CORPORATE       GUARANTORS      GUARANTORS      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                   ---------       ----------      ----------      ----------     ------------     ------------
Total revenue                      $    880        $ 45,808        $ 42,291        $ 88,099            (336)       $ 88,643
Costs and expenses:
     Operating costs                   --            22,760          16,760          39,520            --            39,520
     General & admin                   (205)         12,870          14,368          27,238            --            27,033
     Deprec. & amort                    467           3,075           3,536           6,611            --             7,078
                               ----------------------------------------------------------------------------------------------------
Total costs                             262          38,705          34,664          73,369            --            73,631
                               ----------------------------------------------------------------------------------------------------
Operating income (loss)                 618           7,103           7,627          14,730            (336)         15,012
     Interest expense                10,676             338              97             435            (435)         10,676
                               ----------------------------------------------------------------------------------------------------
Income (loss) before income
taxes                               (10,058)          6,765           7,530          14,295              99           4,336
Minority interest                      --               (67)           --               (67)         (2,424)         (2,491)
Income tax (expense) benefit           --              (119)         (1,210)         (1,329)           --            (1,329)
Earnings (losses) of
subsidiaries                          4,191              67            --                67          (4,258)           --
                               ----------------------------------------------------------------------------------------------------
Net Income (loss)                  $ (5,867)       $  6,646        $  6,320        $ 12,966        $ (6,583)       $    516
                                   ========        ========        ========        ========        ========        ========



                                                                1998
                                                                ----
                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                ------------------------------------


                                         TOIC             LLC           SUBSIDIARY        SUBTOTAL                          TOIC
                                         ----             ---           ----------        --------                          ----
                                      CORPORATE        GUARANTORS       GUARANTORS       GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                      ---------        ----------       ----------       ----------     ------------    ------------
Net income (loss)                     $ (5,867)        $  6,646         $  6,320         $ 12,966        $ (6,583)      $    516

Adjustments to reconcile net
income (loss) to net cash
provided by operating
activities, net                          1,501            3,160            3,536            6,696            --            8,197
Changes in assets and
liabilities, net                        (1,148)           3,532           (6,878)          (3,346)          6,583          2,089
                                      --------         --------         --------         --------        --------       --------

Net cash (used in) provided by
operating activity                      (5,514)          13,338            2,978           16,316            --           10,802
Cash flows from investing
activities:
    Collections on
       Contract & notes
       Receivable                           41             --               --               --              --               41
    Capital expenditures                  (210)          (2,923)          (3,370)          (6,293)           --           (6,503)
    Proceed from the
       Sale of assets                    1,625             --               --               --              --            1,625
    Payments for
    Acquisitions, net of
       Cash acquired                      --            (10,246)            --            (10,246)           --          (10,246)
    Payments on
       Deferred contract
       Liabilities                        (290)            --               --               --              --             (290)
                                      --------         --------         --------         --------        --------       --------

Net cash provided by (used in)
investing activity                       1,166          (13,169)          (3,370)         (16,539)           --          (15,373)
Cash flows from financing
activities:
    Principal payments
       of long-term debt                (1,281)            --               --               --              --           (1,281)
    Debt  financing cost                  (294)            --               --               --              --             (294)
    Retirement of bonds                 (1,440)            --               --               --              --           (1,440)
    Minority interest                    4,500             --               --               --              --            4,500
    Repurchase of
       Common stock                     (3,600)            --               --               --              --           (3,600)
                                      --------         --------         --------         --------        --------       --------
Net cash used in financing
activities                              (2,115)            --               --               --              --           (2,115)
                                      --------         --------         --------         --------        --------       --------
Net increase (decrease) in
cash and cash equivalents               (6,463)             169             (392)            (223)           --           (6,686)
Cash and cash equivalents at
beginning of year                        7,541            2,170              854            3,024            --           10,564
                                      --------         --------         --------         --------        --------       --------
Cash and cash equivalents at
end of year                           $  1,078         $  2,339         $    461         $  2,800        $   --         $  3,878
                                      ========         ========         ========         ========        ========       ========


                                                          1997
                                                          ----
                                          CONSOLIDATED STATEMENT OF OPERATIONS
                                          ------------------------------------


                                                        SUBSIDIARY
                                                        ----------
                                   TOIC CORPORATE       GUARANTORS      ELIMINATIONS   TOIC CONSOLIDATED
                                   --------------       ----------      ------------   -----------------
Total revenue                         $  1,366          $ 74,441          $  --           $ 75,807
Costs and expenses:
     Operating costs                      --              35,735             --             35,735
     General & admin                       903            23,911             --             24,814
     Recapitalization &
        Reorganization expenses         21,774              --               --             21,774
     Deprec. & amort                       156             4,840             --              4,996
                                      --------          --------          -------         --------
Total costs                             22,833            64,486             --             87,319
                                      --------          --------          -------         --------
Operating income (loss)                (21,467)            9,955             --            (11,512)
     Interest expense                    3,360               336             --              3,696
                                      --------          --------          -------         --------
Income (loss) before income taxes      (24,827)            9,619             --            (15,208)
Income tax (expense) benefit             6,652            (4,016)            --              2,636
                                      --------          --------          -------         --------
Net Income (loss)                     $(18,175)         $  5,603          $  --           $(12,572)
                                      ========          ========          =======         ========



                                                          1997
                                                          ----
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                          ------------------------------------


                                              TOIC         SUBSIDIARY                         TOIC
                                              ----         ----------                         ----
                                           CORPORATE       GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                           ---------       ----------     ------------    ------------
Net income (loss)                          $ (18,175)      $   5,603       $    --        $ (12,572)

Adjustments to reconcile
net income (loss) to net
cash provided by
operating activities, net                       (184)          4,561            --            4,377
Changes in assets and
liabilities, net                               5,153          (1,402)           --            3,751
                                   -----------------------------------------------------------------------------
Net cash (used in)
provided by operating activity               (13,206)          8,762            --           (4,444)
Cash flows from investing
activities:
    Collections on
       contract & notes
       receivable                                345            --              --              345
Investments, net of
       Distributions                              --             100            --              100
Capital expenditures                             (23)         (5,518)           --           (5,541)
Proceed from the
       sale of assets                             35            --              --               35
    Payments for
       acquisitions, net of
       cash acquired                              --            (813)           --             (813)
    Payments on
       deferred contract
       liabilities                              (638)           --              --             (638)
                                   -----------------------------------------------------------------------------
Net cash used in
investing activity                              (281)         (6,231)           --           (6,512)

Cash flows from financing activities:
    Borrowing under long-
      term Debt                              100,000            --              --          100,000
    Principal payments
      of long-term debt                         (230)         (1,263)           --           (1,493)
    Borrowings under
      bank lines-of-credit                    93,618            --              --           93,618
    Payments under bank
      lines-of-credit                        (93,000)           --              --          (93,000)
    Debt financing costs                      (3,558)           --              --           (3,558)
    Issuance of common stock                  35,442            --              --           35,442
    Repurchase of
      Common stock                          (111,746)           --              --         (111,746)
                                   -----------------------------------------------------------------------------
Net cash provided by                              --
(used in) financing
activities                                    20,526          (1,263)                        19,263
                                   -----------------------------------------------------------------------------
Net increase (decrease)
in cash and cash equivalents                   7,039           1,268            --            8,307
Cash and cash equivalents
at beginning of year                             826           1,431            --            2,257
                                   -----------------------------------------------------------------------------
Cash and cash equivalents
at end of year                             $   7,865       $   2,699       $    --        $  10,564
                                           =========       =========       =========      =========


6.     INCOME TAXES

     The provision for income tax expense (benefit) is comprised of the following:

                                  Year Ended December 31,
                             1999         1998         1997
                           -------      -------       -------
                                     (In thousands)
        Current:
           Federal         $ 1,407      $  (119)      $(1,824)
           State               122          104           384
           Foreign             107          119          --
                           -------      -------       -------
                             1,636          104        (1,440)
                           -------      -------       -------

        Deferred:
           Federal           1,176        1,118        (1,178)
           State               132          107           (18)
                           -------      -------       -------
                             1,308        1,225        (1,196)
                           -------      -------       -------

                           $ 2,944      $ 1,329       $(2,636)
                           =======      =======       =======

     The reconciliation of income tax computed at the federal statutory rate (34%) to income tax expense is as follows:

                                                               Year Ended December 31,
                                                           1999       1998       1997
                                                          -------    -------    -------
                                                                   (In thousands)
     Income tax provision at statutory rates              $ 2,808    $ 1,474    $(5,171)

     Minority share of LLC earnings                          (155)      (847)      --
     Amortization of acquired assets not deductible for       410        362        395
     income tax purposes
     State income taxes                                       122        141        253
     Increase (reduction) in previously provided taxes
     related to settlement of tax examinations               --         --          344
     Sale of subsidiary                                      (510)
     Non-deductible recapitalization expenses                --         --        1,680
     Foreign taxes                                            107        119       --
     Other                                                    162         80       (137)
                                                          -------    -------    -------
                                                          $ 2,944    $ 1,329    $(2,636)
                                                          =======    =======    =======


     Significant components of deferred tax assets and liabilities are as follows:

                                                                    December 31,
                                                                 1999       1998
                                                                -------    -------
                                                                  (In thousands)
     Deferred tax assets:
        Income recognized in different accounting period for
            income tax purposes                                 $    69    $    91
        Deferred severance benefits payable                         441        491
        Reserves on assets                                          324        497
        Accrued expenses deductible when paid                       311        607
        Net operating loss carryforwards                           1240      2,185
        Fixed asset basis differences                               118        175
        AMT credit carryforwards                                   --           24
                                                                -------    -------

                                                                  2,503      4,070

        Less valuation allowance                                 (1,786)    (1,786)
                                                                -------    -------
                                                                    717      2,284

     Deferred tax liabilities:
        Other asset basis difference                               --         (471)
        Deductions recognized in different accounting periods      (580)      (368)
                                                                -------    -------
     Net deferred tax assets                                    $   137    $ 1,445
                                                                =======    =======


     At December 31, 1999, the Company had no net operating loss ("NOL") carryforwards for federal income tax purposes. The Company has state NOL's available of approximately $20.7 million which, expire at various dates beginning in 2009 through 2012. The state NOL's were generated in prior years, however, due to the nature of these losses their existence was substantially in doubt pending the resolution of a revenue agent's examination. The examination was resolved in the Company's favor during 1997.

     A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. The Company has historically been profitable not withstanding 1997 in which the Company incurred recapitalization expenses. Management believes that such expenses are non-recurring. The ability to utilize the state NOL's is further dependent on tax planning strategies surrounding the drop down restructuring described in note 2. Management believes that the elimination of non-recurring expenses will result in future taxable income, however, there is no assurance of that fact. Accordingly, a valuation allowance has been established, to reduce the deferred tax assets to a level which, more likely than not, will be realized. Based upon historical taxable income trends and projections for future taxable income over the periods which the items giving rise to deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the net deferred tax assets, net of the existing valuation allowance, at December 31, 1999.

7.   CAPITAL STOCK

     RECAPITALIZATION AND STOCK OPTIONS

     The Company completed a tender offer for substantially all of its outstanding common stock during 1997 as part of a recapitalization plan (see Note 2). In 1997 and 1996, the Company purchased and retired 50,000 shares ($27.50 per share) and 7,900 shares ($24.94 per share), respectively, of its Common Stock owned by certain officers, directors and other related parties.

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

     An Employee Stock Purchase Plan was terminated in 1997; no shares had been issued under this plan. The Company matched 20 percent of each employee's contributions with common stock (limited to 5 percent maximum employee contribution) to the qualified 401(k) defined contribution plan. During 1997, 2,772 shares were issued to the 401(k) plan as matching contributions.

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

8.   COMMITMENTS AND CONTINGENCIES

     Operating lease agreements of the Company are principally for office facilities and equipment and expire at various dates through 2009. Rent expense in 1999, 1998, and 1997 under operating leases was approximately $2,268,357, $2,020,000, and $1,460,000, respectively.

     As of December 31, 1999, future minimum lease payments are as follows:

              Year Ending
              December 31,
              ------------
                                                  (In thousands)

                 2000                              $  2,348
                 2001                                 2,262
                 2002                                 2,154
                 2003                                 2,106
                 2004                                 1,540
              Thereafter                              1,940
                                                     ------
                                                   $ 12,350
                                                   ========

     The Company is a defendant in certain litigation arising out of operations in the normal course of business. However, it is the opinion of management that the ultimate liabilities relating thereto, if any, will not have a material adverse effect on the financial position or results of operations of the Company.

9.   RELATED PARTY TRANSACTIONS

     In connection with the recapitalization transactions completed in 1997, the Company paid the Equity Investors a total of $1.6 million in fees for services related to the structure and implementation of the recapitalization plan. In 1997 the Company paid its stockholders $20,000 in management fees. In 1998, VS&A was paid a fee of $20,000 in connection with advisory services provided to the Company with respect to the acquisition of International Gaming Business Exposition and a monitoring fee of $90,000. In 1999, VS&A was paid a monitoring fee of $90,000 and fees of $534,000 in connection with advisory services provided to the Company with respect to the acquisitions of ITS and RSI and the disposition of Corsearch. Approximately 18% of both such fees were shared with Fir Tree pursuant to the Stockholders Agreement. These costs are included in the accompanying consolidated statement of operations.

10.  BUSINESS SEGMENT INFORMATION

     In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. SFAS No. 131 replaces the "industry segment" concept of SFAS No. 14 with a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization. It focuses on financial information that an enterprise's decision makers use to make decisions about the enterprise's operating matters. The Company adopted SFAS No. 131 in 1998.

     Operations of the Company are conducted primarily through two business segments primarily within the continental United States. These segments and the primary operations of each are as follows:

     BUSINESS-TO-BUSINESS COMMUNICATIONS

     Publisher (Atwood) of various convention/trade show publications and trade journals, provider (Galaxy) of registration housing, travel, exhibitor marketing and information services all to the exposition industry and owner
     (GEM) of the several trade shows, including World Gaming Congress, a trade show catering to the legalized gaming industry, and the publisher of several trade magazines and newsletters.

     INFORMATION SERVICES

     Provider (TISI) of pre-employment screening information including motor vehicle reports, truck driver employment information, worker's compensation information, credit reports, criminal record reports and other pre-employment screening information and services to the trucking and other industries and motor vehicle reports to the insurance industry. Provider (Corsearch) of trademark research and information services, using both proprietary and public databases until sold in November 1999.

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

     During 1999, 1998 and 1997, no customer represented ten percent or more of the Company's revenue or operating profit.

     Summarized financial information by industry segment is as follows:


                                                               Year Ended  December 31,
                                                            1999         1998          1997
                                                            ----         ----          ----
                                                                    (In thousands)
     NET REVENUES FROM SALES TO UNAFFILIATED CUSTOMERS:
         Business to Business Communications              $  65,877    $  52,166    $  43,353
         Information Services                                41,832       36,055       31,363
         Corporate and other                                     84          422        1,091
                                                          ---------    ---------    ---------
                                                          $ 107,793    $  88,643    $  75,807
                                                          =========    =========    =========

     OPERATING INCOME ( LOSS):
         Business to Business Communications              $   6,762    $   8,495    $   6,207
         Information Services                                 8,400        8,255        6,201
                                                          ---------    ---------    ---------
         Operating profit from segments                      15,162       16,750       12,408
         Corporate expenses, net                               (848)      (1,738)     (23,920)
         Interest expense                                   (10,792)     (10,676)      (3,696)
                                                          ---------    ---------    ---------
         Income (loss) before income taxes                $   3,522    $   4,336    $ (15,208)
                                                          =========    =========    =========

     IDENTIFIABLE ASSETS AT DECEMBER 31:
         Business to Business Communications              $  48,928    $  34,206    $  16,748
         Information Services                                34,830       33,804       32,307
         Corporate                                           38,372        6,524       21,911
                                                          ---------    ---------    ---------
                                                          $ 122,130    $  74,534    $  70,966
                                                          =========    =========    =========

     DEPRECIATION AND AMORTIZATION:
         Business to Business Communications              $   6,373    $   3,407    $   2,168
         Information Services                                 4,113        3,204        2,672
         Corporate                                              512          467          156
                                                          ---------    ---------    ---------
                                                          $  10,998    $   7,078    $   4,996
                                                          =========    =========    =========

     CAPITAL EXPENDITURES:
         Business to Business Communications              $   3,476    $   2,924    $   2,947
         Information Services                                 3,139        3,370        2,571
         Corporate                                               77          209           23
                                                          ---------    ---------    ---------
                                                          $   6,692    $   6,503    $   5,541
                                                          =========    =========    =========


     FOREIGN SALES

     The Company's net revenues for 1999, 1998, and 1997 to customers outside the U.S. and Canada were $8.1 million, $5.1 million, and $2 million, respectively, representing 7.6%, 5.3%, and 2.5% of net revenues, respectively. All of such net revenues are attributable to Business-to-Business Communications.

11.  SUBSEQUENT EVENT - UNAUDITED

     On January 31, 2000, the Company acquired substantially all of the assets of STA United, Inc. ("STA") for approximately $8.3 million. STA is a leading provider of drug testing services to the pre-employment industry. On March 15, 2000, the Company acquired the stock and/or assets of a group of ten companies collectively known as United States Mutual Association ("USMA"). The investment in USMA will total approximately $23.5 million, with approximately $15.2 million payable in cash with the balance in non-voting stock of the parent of TISI. USMA provides pre-employment screening services to the retail industry, principally through a proprietary database of employee theft incident records. These acquisitions were accounted for under the purchase method of accounting.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March__ , 2000

                                   THE OFFICIAL INFORMATION COMPANY

                                   By /s/  Ian L.M. Thomas
                                      ----------------------------------
                                      IAN L. M. THOMAS
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March __, 2000 and in the capacities indicated.


SIGNATURE                                        TITLE

/s/ John S. Suhler                               Chairman of the Board and
----------------------------------               Director
         (John S. Suhler)


/s/  Ian L.M. Thomas                             President, Chief Executive
-----------------------------------              Officer and Director
         (Ian L.M. Thomas)


/s/ Steven J. Hunt                               Chief Financial Officer and
-----------------------------------              Treasurer
         (Steven J. Hunt)


/s/ John J. Veronis                              Director
----------------------------------
         (John J. Veronis)


/s/ Jeffrey T. Stevenson                         Director
-----------------------------------
         (Jeffrey T. Stevenson)

/s/  Scott Troeller                              Director
-----------------------------------
         (Scott Troeller)



/s/  Jeffrey Tannenbaum                          Director
-----------------------------------
         (Jeffrey Tannenbaum)



/s/ John Rolfe                                   Director
-----------------------------------
         (John Rolfe)