Form 10-Q
period 2000-03-31
OFFICIAL INFORMATION CO
filed 2000-05-15
CIK 847841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                          PERIOD ENDED MARCH 31, 2000

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

         As of May 15, 2000, 112,367 shares of common stock were outstanding, of which 72,367 were owned by VS&A T/SF, L.L.C. and 36,000 and 4,000 were owned by Fir Tree Value Fund LP. and Fir Tree Institutional Value Fund L.P., respectively.

                                     PART I

                          Item 1. Financial Information

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                     ASSETS                                      MARCH 31,    DECEMBER 31,
                     ------                                        2000           1999
                                                                   ----           ----
                                                                (UNAUDITED)
Current assets:
    Cash and cash equivalents                                       $597          $32,162
    Accounts receivable, less reserve for doubtful accounts       25,480           22,772
         of $1,114 in 2000 and $995 in 1999
    Inventories                                                      101              191
    Deferred tax assets                                              137              137
    Notes receivable and other current assets                      2,805            2,390
                                                                   -----            -----

          Total current assets                                    29,120           57,652

Notes receivable and investments                                     212              216

Property, plant and equipment at cost:
         Exposition equipment                                      7,708            7,707
         Data processing and office furniture and equipment       18,281           17,808
    Less accumulated depreciation                                (15,320)         (14,595)
                                                                 --------         --------
         Property, plant and equipment, net                       10,669           10,920

Intangibles and other assets, net                                 76,593           53,342
                                                                  ------           ------

                                                                $116,594         $122,130
                                                                ========         ========

See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               MARCH 31,     DECEMBER 31,
     ----------------------------------------------                 2000            1999
                                                                    ----            ----
                                                                 (UNAUDITED)
Current liabilities:
    Accounts payable                                                 $3,372        $3,681
    Accrued liabilities                                              13,885        15,098
    Deferred revenue                                                 10,108         6,594
    Borrowing under credit facility                                   1,411        20,000
    Customer deposits                                                22,148        13,315
    Current portion of long-term debt                                 1,723         1,733
                                                                      -----         -----

         Total current liabilities                                   52,647        60,421

Long-term debt                                                      100,565       100,584
Other liabilities                                                       754           907
Minority interest                                                    11,169         9,446

Stockholders' equity (deficit):
    Common stock, $.10 par value, 150,000 shares authorized              42            42
    Additional paid-in capital                                       48,197        48,197
    Retained earnings                                                17,696        17,009
                                                                     ------        ------
                                                                     65,935        65,248
    Treasury stock                                                 (114,476)     (114,476)
                                                                  ---------     ---------
         Total stockholders' deficit                                (48,541)      (49,228)
                                                                   --------      --------


                                                                   $116,594      $122,130
                                                                   ========      ========

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                             ---------
                                                        2000           1999
                                                        ----           ----
                                                    (UNAUDITED)     (UNAUDITED)
Net Revenues                                          $29,143        $ 23,182

Costs and expenses:
    Operating costs                                    12,289          10,578
    General and administrative                          8,995           7,669
    Depreciation and amortization                       2,302           1,825
                                                        -----           -----
         Operating income                               5,557           3,110
    Interest and other income                              88               5
    Interest expense                                   (2,833)         (2,653)
                                                       -------         -------
Income before income taxes and minority interest        2,812             462
Minority interest in consolidated subsidiaries         (1,723)           (562)
Income tax expense                                       (402)           (120)
                                                         -----           -----
         Net Income (loss)                               $687        $   (220)
                                                         ====          =======

See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                         ---------
                                                                                 2000                1999
                                                                                 ----                ----
                                                                             (UNAUDITED)          (UNAUDITED)

Cash flows from operating activities:
    Net income (loss)                                                           $  687              $  (220)

    Adjustments to reconcile income (loss) to net Cash provided by operating activities:
         Depreciation and amortization                                           2,302                1,825
         Minority interest in earnings of consolidated
              entity                                                             1,723                  562
         Deferred income taxes                                                       -                   30
         Customers deposits                                                      8,833                    -
         Changes in assets and liabilities                                      (1,627)                 527
                                                                                -------                 ---

                Total adjustments                                               11,231                2,944
                                                                                ------                -----

        Net cash provided by operating activities                               11,918                2,724
                                                                                ------                -----

Cash flows from investing activities:
    Collections on contract and notes receivable                                     -                    9
    Capital expenditures                                                        (1,466)              (1,167)
    Payments for acquisition, net of cash acquired                             (23,418)                (668)
    Payments on deferred contract liabilities                                        -                  (42)
                                                                               -------                  ----

        Net cash used in investing
            Activities                                                         (24,884)              (1,868)
                                                                               --------              -------

Cash flows from financing activities:
    Principal payments of long-term debt                                           (10)                (611)
    Net repayment of line of credit                                            (18,589)                   -
                                                                               --------            --------
        Net cash used in financing activities                                  (18,599)                (611)
                                                                               --------                -----

Net (decrease) increase in cash and cash equivalents                           (31,565)                 245

Cash and cash equivalents at beginning of period                                32,162                3,878
                                                                                ------                -----

Cash and cash equivalents at end of period                                      $  597             $  4,124
                                                                                ======             ========

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

    INTERIM REPORTING. The accompanying interim consolidated condensed financial statements reflect all adjustment which, in the opinion of management are considered necessary for a fair presentation of the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and related notes thereto included in TOIC's annual report on Form 10-K for the year ended December 31, 1999.

    RECLASSIFICATIONS

    Certain 1999 account balances have been reclassified to conform to the 2000 consolidated financial statement presentation.

B.  RECAPITALIZATION

    During 1997, the Company adopted a two-phased leveraged Recapitalization plan of the Company's ownership and capital structure. Phase I included a tender offer for substantially all of TOIC's outstanding common stock; selling newly-issued common stock to a new investor, VS&A-T/SF, L.L.C. and repurchasing substantially all of the outstanding stock options. Phase II was completed on February 27, 1998 and included a reverse stock split to eliminate all shares of the Company's common stock other than those owned by the Equity Investors (as defined below) and a restructuring of the Company and its subsidiaries. As of March 31, 2000, VS&A-T/SF and entities controlled by Fir Tree Partners (together referred to as the Equity Investors) own approximately 64% and 36% of TOIC's common stock, respectively.

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

C.  DEBT GUARANTORS

    Atwood Publishing, LLC ("Atwood"), Galaxy Information Services, LLC and subsidiaries ("Galaxy"), GEM Communications, LLC ("GEM"), Holdings, LLC (collectively the "LLC Guarantors"), Total Information Service, Inc. and subsidiaries ("TISI") and Corsearch, Inc. (until November 11, 1999) (collectively, the "Subsidiary Guarantors" and, together with the LLC Guarantors, the "Guarantors") are included in the consolidated results of the Company. Because the Company, directly or indirectly, owns all of the voting interests in the LLC Guarantors, the LLC Guarantors are considered wholly owned subsidiaries of the Company as defined by Regulation S-X. The Company indirectly owns all of the voting shares of the Subsidiary Guarantors.

    Each of the Guarantors jointly and severally guarantee all of the Company's debt, on a full and unconditional basis. For accounting purposes, all Guarantors are consolidated. Separate financial statements and other disclosures concerning the Guarantors are not presented because the Company's management has determined that they are not material to investors.

    The Senior Credit Facility contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or purchase capital stock; (ii) prepay, redeem or purchase debt;
    (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates and (x) alter its lines of business. The net assets of the Guarantors approximated $68.4 as of March 31, 2000.

    Included in the 1999 and 2000 financial results of the LLC Guarantors are the three months activity of Atwood, Galaxy, GEM and Holdings LLC. Included in the 1999 financial results of the Subsidiary Guarantors are the three months activity of TISI and Corsearch, Inc. Included in the 2000 financial results of the Subsidiary Guarantors are the three months activity of TISI.

    The following are condensed consolidating financial statements of The Official Information Company and the Guarantors for each period presented:

                                                          MARCH 31, 2000
                                                          BALANCE SHEET
                                                           (UNAUDITED)

ASSETS

                                   TOIC           LLC             SUBSIDIARY        SUBTOTAL                               TOIC
                                 CORPORATE    GUARANTORS          GUARANTORS       GUARANTORS     ELIMINATIONS        CONSOLIDATED
                                 ---------    ----------          ----------       ----------     ------------        ------------
Current assets                      $ 68          $ 14,017        $ 15,035          $ 29,052                            $ 29,120
Notes receivable and
investments                           17                15             180               195                                 212

Investment in subsidiaries
& affil.                          94,610            12,881           7,097            19,978        (114,588)                  -
PPE-Net                              213             5,983           4,473            10,456                              10,669
Intangibles and other
assets-net                        18,252            32,177          26,164            58,341                              76,593
                              -----------------------------------------------------------------------------------------------------
Total assets                    $113,160           $65,073         $52,949          $118,022       $(114,588)           $116,594
                                ========           =======         =======          ========       ==========           ========


LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities                7,143            35,972           9,532            45,504                              52,647
Long term debt                    98,500                 -           2,065             2,065                             100,565
Other liabilities                    686                 2              66                68                                 754
Minority interest                  9,169             2,000                             2,000                              11,169
Total shareholders' equity
(deficit)                         (2,338)           27,099          41,286            68,385        (114,588)            (48,541)
                              -----------------------------------------------------------------------------------------------------
Total liabilities and
Shareholders' equity           $ 113,160           $65,073         $52,949          $118,022       $(114,588)           $116,594
                               =========           =======         =======          ========       ==========           ========

                                               THREE MONTHS ENDED MARCH 31,2000
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                                        (UNAUDITED)

                                  TOIC            LLC          SUBSIDIARY        SUBTOTAL                                TOIC
                               CORPORATE       GUARANTORS       GUARANTORS       GUARANTORS      ELIMINATIONS        CONSOLIDATED
                               ---------       ----------       ----------       ----------      ------------        ------------

Total revenue                        -          $ 16,759         $ 12,384         $ 29,143               -             $29,143
Costs and expenses:                  -                 -                -                -               -                   -
     Operating costs                 -             8,161            4,128           12,289               -              12,289
     General & admin.              597             4,301            4,097            8,398               -               8,995
     Deprec. & amort.              130             1,207              965            2,172               -               2,302
                              -----------------------------------------------------------------------------------------------------
         Operating income         (727)            3,090            3,194            6,284               -               5,557

     Interest and other income      88                 -                -                -               -                  88
     Interest expense           (2,748)              (85)               -              (85)              -              (2,833)
                              -----------------------------------------------------------------------------------------------------
Income before income tax        (3,387)            3,005            3,194            6,199               -               2,812
     Minority interest               -                 -                -                -          (1,723)             (1,723)
     Income tax (expense)
     benefit                      (402)                -                -                -               -                (402)
                              -----------------------------------------------------------------------------------------------------
Net Income (loss)              $(3,789)         $  3,005         $  3,194         $  6,199         $(1,723)            $   687
                               =======          ========         ========         ========         =======             =======

                                              THREE MONTHS ENDED MARCH 31,2000
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (UNAUDITED)

                                 TOIC             LLC           SUBSIDIARY        SUBTOTAL                              TOIC
                               CORPORATE       GUARANTORS       GUARANTORS       GUARANTORS     ELIMINATIONS        CONSOLIDATED
                               ---------       ----------       ----------       ----------     ------------        ------------
Net income (loss)               $ (3,789)        $ 3,005           $3,194           $6,199          $(1,723)            $   687

Adjustments to reconcile
net income (loss) to net
cash provided by operating
activities, net
  Depreciation & amortization        130           1,207              965            2,172                -              2,302
  Minority Interest                    -               -                -                -            1,723              1,723
  Customer deposits                    -           8,833                -            8,833                -              8,833
  Changes in assets &
  Liabilities                     14,766         (14,405)          (1,988)         (16,393)                             (1,627)
                              -----------------------------------------------------------------------------------------------------
Net cash (used in) provided
by operating activity             11,107          (1,360)           2,171              811                -             11,918

Cash flows from investing
Activities:
  Capital expenditures                (1)           (981)            (484)          (1,465)               -             (1,466)
  Payments for acquisitions-
  Net of cash                    (23,418)              -                -                -                -            (23,418)
                              -----------------------------------------------------------------------------------------------------
Net cash used in investing
activities                       (23,419)           (981)            (484)          (1,465)               -            (24,884)
Cash flow from financing
activities:
Principal payment of long
term debt                            (10)              -                -                -                -                (10)
Net repayment of line of
credit                           (18,589)              -                -                -                -            (18,589)
                              -----------------------------------------------------------------------------------------------------
Net cash (used in) provided by
financing activities             (18,599)              -                -                -                -            (18,599)

Net increase (decrease)
in cash and cash equivalents     (30,911)         (2,341)           1,687             (654)               -            (31,565)

Cash equivalents at beginning
of period                         30,626             332            1,204            1,536                -             32,162
                              -----------------------------------------------------------------------------------------------------
Cash equivalents at end of
the period                      $   (285)        $(2,009)          $2,891           $  882                -            $   597
                                ========         =======           ======           ======                =            =======

                                                         DECEMBER 31, 1999
                                                           BALANCE SHEET

ASSETS
                                         TOIC           LLC          SUBSIDIARY       SUBTOTAL                             TOIC
                                      CORPORATE      GUARANTORS      GUARANTORS      GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                      ---------      ----------      ----------      ----------      ------------      ------------
Current assets                          $35,061         $10,196         $12,395         $22,591               $-           $57,652
Notes receivable and investments             18              15             183             198                -               216
Investment in subsidiaries & affil.      89,660          57,037           7,097          64,134         (153,794)                -
PPE-Net                                     213           6,202           4,505          10,707                -            10,920
Deferred tax assets                           -               -               -               -                -                 -
Intangibles and other assets-net          3,080          32,515          17,747          50,262                -            53,342
                                   -------------------------------------------------------------------------------------------------
Total assets                           $128,032        $105,965         $41,927        $147,892        $(153,794)         $122,130
                                       ========        ========         =======        ========        =========          ========
LIABILITIES AND STOCKHOLDERS'
EQUITY

Current liabilities                     $26,554         $27,632          $6,235         $33,867               $-           $60,421
Long term debt                           98,500               -           2,084           2,084                -           100,584
Other liabilities                           727               3             177             180                -               907
Minority interest                         7,446           2,000               -           2,000                -             9,446
Total shareholders' equity
(deficit)                                (5,195)         76,330          33,431         109,761         (153,794)          (49,228)
                                   -------------------------------------------------------------------------------------------------

Total liabilities and
Shareholders' equity                   $128,032        $105,965         $41,927        $147,892        $(153,794)         $122,130
                                       ========        ========         =======        ========        =========          ========

                                                 THREE MONTHS ENDED MARCH 31,1999
                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                                           (UNAUDITED)

                                         TOIC           LLC          SUBSIDIARY       SUBTOTAL                             TOIC
                                      CORPORATE      GUARANTORS      GUARANTORS      GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                      ---------      ----------      ----------      ----------      ------------      ------------

Net revenue                               $             $13,226          $9,956         $23,182          $     -           $23,182
Costs and expenses:
     Operating costs                          -           7,166           3,412          10,578                -            10,578
     General & admin.                       890           3,437           3,341           6,778                -             7,669
     Deprec. & amort.                       126             823             876           1,699                -             1,825
                                   -------------------------------------------------------------------------------------------------
Operating income (loss)                  (1,016)          1,800           2,327           4,127                -             3,110
     Interest & other income                  5                                                                                  5
     Interest expense                    (2,632)             (3)            (18)            (21)                            (2,653)
                                   -------------------------------------------------------------------------------------------------
Income (loss) before income taxes        (3,642)          1,796           2,309           4,105                -               462
Minority interest                             -                               -                             (562)             (562)

Income tax expense                         (120)              -               -               -                -              (120)
Earnings (losses) of
subsidiaries                              1,233                               -               -           (1,233)                -
                                   -------------------------------------------------------------------------------------------------
Net Income (loss)                      $ (2,530)         $1,796          $2,309          $4,105          $(1,795)           $ (220)
                                       ========          ======          ======          ======          =======            ======

                                                 THREE MONTHS ENDED MARCH 31,1999
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           (UNAUDITED)

                                 TOIC             LLC           SUBSIDIARY        SUBTOTAL                             TOIC
                               CORPORATE      GUARANTORS        GUARANTORS       GUARANTORS      ELIMINATIONS      CONSOLIDATED
                               ---------      ----------        ----------       ----------      ------------      ------------

Net income (loss)              $ (2,530)         $1,796           $2,309           $4,105          $(1,795)           $ (220)

Adjustments to reconcile
net income (loss) to net
cash provided by operating
activities, net                     159             820              875            1,696              562             2,417
Changes in assets and
liabilities, net                  3,400          (1,584)          (2,522)          (4,105)           1,233               527
                              ----------------------------------------------------------------------------------------------------
Net cash provided by
operating activity                1,029           1,032              663            1,695                -             2,724
Cash flows from investing
activities:
    Collections on
       Contract & notes
       Receivable                     9               -                -                -                -                 9
    Capital expenditures            (37)           (631)            (499)          (1,130)               -            (1,167)
    Payments for
    Acquisitions, net of
       Cash acquired                  -            (668)               -             (668)               -              (668)
    Payments on
       Deferred contract
       Liabilities                  (42)              -                -                -                -               (42)
                              ----------------------------------------------------------------------------------------------------
Net cash used in by
investing activity                  (70)         (1,299)            (499)          (1,798)               -            (1,868)
Cash flows from financing
activities:
    Principal payments
       of long-term debt           (452)              -             (159)            (159)               -              (611)
                              ----------------------------------------------------------------------------------------------------
Net cash used in by
financing activities               (452)              -             (159)            (159)               -              (611)
                              ----------------------------------------------------------------------------------------------------
Net increase (decrease) in
cash and cash equivalents           507            (267)               5             (262)               -               245
Cash equivalents at
beginning of period               1,078           2,339              461            2,800                -             3,878
                              ----------------------------------------------------------------------------------------------------
Cash equivalents at end of
period                           $1,585          $2,072             $467           $2,539              $ -            $4,124
                                 ======          ======             ====           ======              ===            ======

D.  BUSINESS SEGMENT INFORMATION

    Operations of the Company are conducted primarily through two business segments primarily within the continental United States. These segments and the primary operations of each are as follows:

    BUSINESS TO BUSINESS COMMUNICATIONS

    Publisher (Atwood) of various convention/trade show publications and two trade journals, provider (Galaxy) of registration services, exhibitor marketing, travel, housing and information services to the exposition industry and owner (GEM) of the World Gaming Congress, a trade show catering to the legalized gaming industry, and the publisher of several trade magazines and newsletters.

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

    During the first quarter of 2000 and 1999, no customer represented ten percent or more of the Company's revenue or operating profit.

    Summarized financial information by industry segment is as follows:

                                                                            For the three months
                                                                               ended March 31,
                                                                             2000          1999
                                                                             ----          ----
                                                                                (In thousands)
       NET REVENUES FROM SALES TO UNAFFILIATED CUSTOMERS:
           Business to Business Communications                             $ 16,759      $ 13,226
           Information Services                                              12,384         9,956
                                                                           --------      --------
                                                                           $ 29,143      $ 23,182
                                                                           ========      ========

       OPERATING INCOME (LOSS):
           Business to Business Communications                             $  3,090      $  1,798
           Information Services                                               3,194         2,328
                                                                           --------      --------
           Operating profit from segments                                     6,284         4,126
           Corporate expenses, net                                             (639)       (1,011)
           Interest expense                                                  (2,833)       (2,653)
                                                                           --------      --------

           Income before income taxes and minority interest                $  2,812      $    462
                                                                           ========      ========

       IDENTIFIABLE ASSETS AT MARCH 31 AND DECEMBER 31:
           Business to Business Communications                             $ 52,192      $ 48,928
           Information Services                                              45,852        34,830
           Corporate                                                         18,550        38,372
                                                                           --------      --------
                                                                           $116,594       122,130
                                                                           ========      ========

       DEPRECIATION AND AMORTIZATION:
           Business to Business Communications                             $  1,207      $  6,373
           Information Services                                                 965         4,113
           Corporate                                                            130           512
                                                                           --------      --------
                                                                           $  2,302      $ 10,998
                                                                           ========      ========

       CAPITAL EXPENDITURES:
           Business to Business Communications                             $    981      $  3,476
           Information Services                                                 484         3,139
           Corporate                                                              1            77
                                                                           --------      --------
                                                                           $  1,466      $  6,692
                                                                           ========      ========

E.  ACQUISITIONS AND DISPOSITIONS OF ASSETS

    On April 30, 1999, the Company, through Galaxy, acquired substantially all of the assets and assumed substantially all of the liabilities of International Travel Services, Inc. ("ITS") for an aggregate purchase price of $22,650,000, plus transaction costs. Of the total purchase price of this transaction, $11,134,000 was paid out of proceeds from the Company's line of credit, $2,000,000 was paid from a contemporaneous minority equity investment in Galaxy Information Services, LLC by certain former ITS shareholders and the remainder was paid from existing cash. The acquisition was accounted as a purchase business combination. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $18.9 million, and has been preliminarily recorded as goodwill pending an appraisal of acquired intangibles and is being amortized on a straight-line basis over 15 years.

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

    On January 31, 2000, the Company acquired substantially all of the assets of STA United, Inc. ("STA") for approximately $8.3 million. STA is a leading provider of drug testing services to the pre-employment industry. On March 16, 2000, the Company acquired the stock and/or assets of a group of ten companies collectively known as United States Mutual Association ("USMA"). The Company paid approximately $23.5 million, with approximately $15.2 million paid in cash with the balance in non-voting stock of TISI. USMA provides pre-employment screening services to the retail industry, principally through a proprietary database of employee theft incident records. The company intends to account for these transactions under the purchase method of accounting and is in the process of valuing the assets acquired.

    The following unaudited pro forma information is presented as if the Company had completed the acquisitions as of January 1, 1999. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at January 1, 1999, or of the future results of operations.

                                                   For the Quarter
                                                   ended March 31,
                                                  2000          1999
                                                  ----          ----
                                                    (In thousands)
                                                      (Unaudited)
    Revenues                                    $ 31,375      $ 26,435
                                                --------      --------
    Net income (loss)                           $    775      $    (15)
                                                --------      --------
    EBITDA                                      $  8,140      $  5,530
                                                --------      --------

F.  SUBSEQUENT EVENT

    On May 3, 2000, the Company executed an agreement to acquire, through a subsidiary, substantially all of the assets of ExpoExchange, the E-Products business division of Third Millennium Communications, Inc. (3MC), in exchange for non-voting equity valued at approximately $30 million in Galaxy Information Services, LLC. Consummation of the transaction is subject to the satisfaction of certain conditions, including regulatory approval. The Company also purchased an equity interest in 3MC for $5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

    The Company is a business-to-business communications and information services company which principally operates two lines of business: (i) business-to-business and professional database information services ("Information Services") and (ii) business to business communications, publishing and related marketing services ("Business-to-Business Communications).

    Information Services provides specialized information and database services principally to the pre-employment screening market through Total Information Services, Inc. (TISI). TISI, through its on-line databases, provides pre-employment screening information and services to selected vertical markets that by government regulation or business characteristic require a comprehensive candidate background investigation prior to hiring. In November 1999, the Company sold Corsearch, Inc., the second largest supplier in the United States of trademark and trade name searches and information research.

    The Company's Business-to-Business Communications operations are conducted through several individual businesses, each of which is characterized by leading competitive positions within specialized vertical markets. Business-to-Business Communications includes: (i) GEM Communications, LLC, one of the world's leading owner and operator of trade shows and publisher of trade magazines directed to the international legalized gaming industry. (ii) Atwood Publishing, LLC, the largest domestic independent publisher of exposition and association related publications and directories; and (iii) Galaxy Information Services, LLC, one of the largest independent provider of housing, travel, registration, exhibitor information and "lead" management services to the trade show and convention industry in the United States.

    During 1998, GEM had a 49% interest in Gaming for Africa Expo, a gaming trade show and conference held in South Africa, and Gaming for Africa, the leading trade magazine for gaming in Sub-Saharan Africa. Effective as of January 1, 1999, GEM acquired, in a series of transactions, the business of Gaming for Africa Expo and Gaming for Africa for approximately $668,000. The investment had previously been accounted for under the equity method. In May 1999, the Company acquired substantially all of the assets of International Travel Services, Inc.
(ITS), a major provider of housing and travel services to the tradeshow and convention industry. In connection with this transaction, two of the former owners of ITS, who remained as key executives, invested $2 million of their proceeds in non voting membership units of Galaxy.

    In September 1999, the Company acquired all of the outstanding stock of Record Search, Inc.(RSI), a leading provider of pre-employment screening services. In November 1999, the Company sold 100% of the outstanding stock of Corsearch. On January 31, 2000, the Company acquired substantially all of the assets of STA United, Inc. ("STA"), a leading provider of drug testing services to the pre-employment industry. On March 16, 2000, the Company acquired the stock and/or assets of a group of ten companies collectively known as United States Mutual Association ("USMA"), a leading provider of pre-employment screening services to the retail industry, principally through a proprietary database of employee theft incident records.

    On December 24, 1999 Galaxy Expocard Europe B.V. (Galaxy Europe), a 73% owned subsidiary of Galaxy, was placed in court supervised administrative reorganization process. As a result, the Company no longer has effective management control over Galaxy Europe. Accordingly, effective January 1, 2000, Galaxy Europe is no longer included in the Company's consolidated results.

RESULTS OF OPERATION

    Revenues. Revenues for the three months ended March 31, 2000 totaled $29.1 million, an increase of $6.0 million (26%) over the first quarter of 1999. The Business-to-Business Communications segment Revenue totaled $16.8 million for the three months ended March 31, 2000, an increase of $3.5 million (27%) over the first quarter 1999. At Galaxy, increased registration and exhibitor volume and the growth of new lead management and interactive services contributed $1.4 million to the revenue growth and inclusion of ITS (acquired May 1, 1999) contributed $3.9 million. Deconsolidation of Galaxy Europe resulted in $570,000 less revenue during the first quarter 2000 as compared with first quarter 1999. At Atwood, timing of several directory projects resulted in a small decrease in revenue in the first quarter of 2000 compared with the first quarter of 1999. At GEM, soft advertising spending in GEM's domestic and international publications and cancellation of a first quarter trade show resulted in a $774,000 decline in net revenue compared with the same period in 1999.

    The Information Services segment produced first quarter 2000 revenue of $12.4 million, an increase of $2.4 million or 24% over the first quarter of 1999. TISI's first quarter 2000 revenue increased 58% over the first quarter of 1999, due principally to increased pre-employment screening volume at DAC, as compared to the prior year and inclusion of RSI (acquired September 1, 1999) and STA (acquired February 1, 2000) which together added $3.2 million to growth. Exclusion of Corsearch (sold November 11, 1999) resulted in $2.1 million less revenue in the first quarter 2000 compared with first quarter 1999.

    Operating Costs. Operating Costs increased $1.7 million (16%) during the first quarter of 2000 compared with the same period in 1999.
Business-to-Business Communications first quarter 2000 Operating Costs increased $1.2 million (17%) on 29% higher revenue compared with first quarter 1999. Growth was attributable principally to increased volume at Galaxy offset partially by lower costs associated lower volume at Atwood and GEM.

    Information Services Operating Costs increased 21% during the first quarter of 2000 compared with the first quarter of 1999. The increase was attributable principally to higher criminal record and pre-employment screening volume at TISI and inclusion of RSI and STA, offset partially by exclusion of Corsearch.

    General and Administrative Expenses. General and Administrative Expenses increased $1.3 million (17%) during the first quarter of 2000 compared with the first quarter of 1999. Higher general and administrative expense was primarily due to the inclusion of ITS, RSI and STA, increased corporate staff at TISI to support business expansion offset partially by lower corporate business development costs and the exclusion of Corsearch.

    Depreciation and Amortization. Depreciation and Amortization increased $477,000 (26%) during the first quarter of 2000 compared with the same period in 1999. The increase resulted principally from 1999 capital expenditures to acquire data, expand exposition and trade show capacity and upgrade information technology and the addition of ITS, RSI and STA offset partially by exclusion of Corsearch.

    Interest Expense. Interest Expense totaled $2.8 million and $2.7 million for the three months ended March 31, 2000 and 1999, respectively. Interest expense results primarily from debt incurred in connection with the Recapitalization. Interest expense increased in the first quarter 2000 compared with the same period in 1999 as the result of increased utilization the Company's Senior Credit Facility.

    EBITDA. EBITDA totaled $7.9 million during the first quarter of 2000 compared with $4.9 million during the same 1999 period, an increase of $2.9 million (59%). The increase resulted from higher EBITDA in the Business-to-Business Communications segment (up $1.7 million - 64%) and the Information Services segment (up $956,000 - 30%), offset partially by the impact of the sale of Corsearch

    EBITDA is included because management believes that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest expense, repay debt and make capital expenditures. Excluded from EBITDA are interest expense, income taxes, depreciation and amortization, unusual gains and losses (including provision for loss on disposition of subsidiary in 1999), minority interest in consolidated subsidiaries, discontinued operations, extraordinary loss, net of tax, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. EBITDA margin represents EBITDA as a percentage of total revenues.

ACQUISITIONS AND DIVESTITURE

    On April 30, 1999, the Company, through Galaxy, acquired substantially all of the assets and assumed substantially all of the liabilities of ITS for an aggregate purchase price of $22,650,000 plus transaction costs. Of the total purchase price of this transaction, $11,134,000 was paid out of proceeds from the Company's line of credit, $2,000,000 was paid from a contemporaneous minority equity investment in Galaxy Information Services, LLC by certain former ITS shareholders and the remainder was paid from existing cash. The acquisition was accounted for under the purchase method of accounting.

    On August 31, 1999, the Company, through TISI, acquired all the stock of RSI for an aggregate purchase price of $12,780,000 plus transaction costs. Of the total purchase price of this transaction, $9,000,000 was paid out from existing cash and the balance in the form of a note to be paid over three years. The acquisition was accounted for under the purchase method of accounting.

    On November 11, 1999, the Company sold all of the outstanding stock of Corsearch and executed a non-compete agreement for approximately $20 million, plus additional consideration of $1.6 million for certain defined net assets.

    On January 31, 2000, the Company acquired substantially all of the assets of STA for approximately $8.3 million. STA is a leading provider of drug testing services to the pre-employment industry. On March 16, 2000, the Company acquired the stock and/or assets of a group of ten companies collectively known as USMA. The Company paid approximately $23.5 million, with approximately $15.2 million paid in cash with the balance in non-voting stock of TISI. USMA provides pre-employment screening services to the retail industry, principally through a proprietary database of employee theft incident records. These acquisitions are being accounted for under the purchase method of accounting.

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

    The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under the $25 million Senior Credit Facility. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for the Company's working capital, capital expenditures and other needs. No assurance can be given, however, that this will be the case. At December 31, 1999 the Company had $20 million outstanding under the Senior Credit Facility. The proceeds were invested in high-grade short-term securities to provide funds for general corporate purposes. In January 2000, the Company repaid these outstanding borrowings. As of March 31, 2000, the Company had $23.6 million of availability under the Senior Credit Facility. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. In addition, any future acquisitions by the Company would likely require additional financing.

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

    Capital Expenditures. Management anticipates that capital expenditures in 2000 will be approximately $7.5 million. The primary capital expenditures will be for computer equipment and software, and database acquisitions at TISI. TISI continues to offer its customers in the trucking industry credits for providing employment information to be utilized in its database, which credits can be used against charges for future services from such division. All of the credits earned are considered capital expenditures for the acquisition of such data. Management anticipates positive cash flow from operations in 2000, even after the anticipated capital expenditures for 2000. Thus, with the Company's available cash reserves and cash flow, management does not anticipate a need for additional capital or increased borrowing facilities during 2000 except for possible future acquisitions.

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

FORWARD-LOOKING STATEMENTS

    This Quarterly Report for the quarter ended March 31, 2000 as well as other public documents of the Company contains forward-looking statements which involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "seek," "plan," as well as variations of such words and similar expressions, are intended to identify forward-looking statements. While management believes these statements are reasonable, actual results could differ materially from those projected by such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

SUBSEQUENT EVENT

    On May 3, 2000, the Company executed an agreement to acquire, through a subsidiary, substantially all of the assets of ExpoExchange, the E-Products business division of Third Millennium Communications, Inc. (3MC), in exchange for non-voting equity valued at approximately $30 million (equal to approximately 20%) in Galaxy Information Services, LLC. Consummation of the transaction is subject to the satisfaction of certain conditions, including regulatory approval. The Company also purchased an equity interest in 3MC for $5 million.

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits:

    Financial Data Schedule (Exhibit 27)

(b) Reports on Form 8-K

    On March 24, 2000, the regestrant filed a current report on Form 8-K that reported on the acquisition of the stock and/or assets of a group of ten companies collectively known as United States Mutual Association (Item 2 and 7).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2000

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