Form 10-Q
period 2000-06-30
OFFICIAL INFORMATION CO
filed 2000-08-14
CIK 847841

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

         As of August 14, 2000, 112,367 shares of common stock were outstanding, of which 72,367 were owned by VS&A T/SF, L.L.C. and 36,000 and 4,000 were owned by Fir Tree Value Fund LP. and Fir Tree Institutional Value Fund L.P., respectively.

                                     PART I

                          Item 1. Financial Information

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                   ASSETS                                        JUNE 30,    DECEMBER 31,
                                                                   2000          1999
                                                                   ----          ----
                                                                (UNAUDITED)
Current assets:
    Cash and cash equivalents                                        $285       $32,162
    Accounts receivable, less reserve for doubtful accounts        30,173        22,772
         of $1,115 in 2000 and $995 in 1999
    Inventories                                                       104           191
    Deferred tax assets                                                40           137
    Notes receivable and other current assets                       3,331         2,390
                                                                    -----         -----

          Total current assets                                     33,933        57,652

Notes receivable and investments                                    5,204           216

Property, plant and equipment at cost:
         Exposition equipment                                       8,374         7,707
         Data processing and office furniture and equipment        20,193        17,808
         Less accumulated depreciation                            (16,509)      (14,595)
                                                                  --------      --------
         Property, plant and equipment, net                        12,058        10,920

Intangibles and other assets, net                                 114,695        53,342
                                                                  -------        ------

         Total assets                                            $165,890      $122,130
                                                                 ========      ========

See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     LIABILITIES AND STOCKHOLDERS' DEFICIT                       JUNE 30,      DECEMBER 31,
                                                                   2000            1999
                                                                   ----            ----
                                                                (UNAUDITED)
Current liabilities:
    Accounts payable                                               $3,624          $3,681
    Accrued liabilities                                            15,115          15,098
    Deferred revenue                                                9,912           6,594
    Borrowings under credit facility                                9,092          20,000
    Customer deposits                                              24,641          13,315
    Current portion of long-term debt                                 603           1,733
                                                                      ---           -----

         Total current liabilities                                 62,987          60,421

Long-term debt, less current portion                              100,566         100,584
Other liabilities                                                     701             907
Minority interest                                                  44,170           9,446

Commitments and contingencies

Stockholders' deficit:
    Common stock, $.10 par value, 150,000 shares authorized;
    112,367 shares issued and outstanding                              42              42
    Additional paid-in capital                                     54,242          48,197
    Retained earnings                                              17,658          17,009
                                                                   ------          ------
                                                                   71,942          65,248
    Treasury stock                                              (114,476)       (114,476)
                                                                ---------       ---------
         Total stockholders' deficit                             (42,534)        (49,228)
                                                                 --------        --------


         Total liabilities and stockholders' deficit             $165,890        $122,130
                                                                 ========        ========

See accompanying notes to consolidated condensed financial statements

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                             JUNE 30,                           JUNE 30,
                                                                             --------                           --------
                                                                      2000              1999             2000            1999
                                                                      ----              ----             ----            ----
                                                                  (UNAUDITED)       (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
Net revenue                                                        $  34,600         $  26,049        $  63,743       $  49,231

Costs and expenses:
    Operating costs                                                   15,881            11,965           28,170          22,543
    General and administrative                                        10,515             7,970           19,510          15,639
    Depreciation and amortization                                      3,942             2,155            6,244           3,980
                                                                   ---------         ---------        ---------       ---------
          Operating income                                             4,262             3,959            9,819           7,069
    Interest and other income (expense)                                 (204)               21             (116)             26
    Interest expense                                                  (3,372)           (2,762)          (6,204)         (5,415)
                                                                   ---------         ---------        ---------       ---------

Income before minority interest and income taxes                         686             1,218            3,499           1,680
Minority interest in earnings of consolidated entity                    (745)           (1,431)          (2,469)         (1,993)
Income tax expense                                                        21               (80)            (381)           (200)
                                                                   ---------         ---------        ---------       ---------

         Net income  (loss)                                        $     (38)        $    (293)       $     649       $    (513)
                                                                   =========         =========        =========       =========

See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                          --------
                                                                    2000            1999
                                                                    ----            ----
                                                                (UNAUDITED)     (UNAUDITED)
Cash flows from operating activities:
    Net income (loss)                                              $  649         $  (513)

    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                              6,244           3,980
         Minority interest in earnings of consolidated entity       2,469           1,993
         Deferred income taxes                                         97             145
         Customers deposits                                        11,326               -
         Changes in assets and liabilities                         (7,002)          2,006
                                                                   -------          -----

                Total adjustments                                  13,134           8,124
                                                                   ------           -----

        Net cash provided by operating activities                  13,783           7,611
                                                                   ------           -----

Cash flows from investing activities:
    Collections on contract and notes receivable                       12              18
    Capital expenditures                                           (3,696)         (2,622)
    Equity Investment                                              (5,000)
    Payments for acquisitions, net of cash acquired               (24,920)         (7,844)
    Payments on deferred contract liabilities                           -             (90)
                                                                 --------             ----

        Net cash (used in) investing activities                   (33,604)        (10,538)
                                                                  --------        --------

Cash flows from financing activities:
    Principal payments of long-term debt                              (18)           (197)
    Minority interest                                                   -           2,000
    Net repayment of line of credit                               (12,038)              -
                                                                  --------       --------

        Net cash used in financing activities                     (12,056)          1,803
                                                                  --------          -----

Net decrease in cash and cash equivalents                         (31,877)         (1,124)

Cash and cash equivalents at beginning of period                   32,162           3,878
                                                                   ------           -----

Cash and cash equivalents at end of period                          $ 285        $  2,754
                                                                    =====          ======

                        THE OFFICIAL INFORMATION COMPANY

                                 (IN THOUSANDS)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                       --------
                                                                  2000          1999
                                                                  ----          ----
                                                              (UNAUDITED)   (UNAUDITED)

Supplemental disclosure of cash flow information:
    Cash paid for:
         Interest                                               $  5,275     $   5,322
                                                                ========     =========
         Income taxes                                           $  2,839     $     729
                                                                ========     =========

Supplemental disclosure of non-cash transactions:
         Exchange of non-voting equity of Galaxy in
             connection with acquisition of ExpoExchange        $ 30,000
         Exchange of non-voting equity of TISI in connection
             with acquisition of USMA                              8,300

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

    INTERIM REPORTING. The accompanying interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management are considered necessary for a fair presentation of the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and related notes thereto included in TOIC's annual report on Form 10-K for the year ended December 31, 1999.

    RECLASSIFICATIONS

    Certain 1999 account balances have been reclassified to conform to the 2000 consolidated financial statement presentation.

B.  RECAPITALIZATION

    During 1997, the Company adopted a two-phased leveraged recapitalization plan of the Company's ownership and capital structure. Phase I included a tender offer for substantially all of TOIC's outstanding common stock; selling newly-issued common stock to a new investor, VS&A-T/SF, L.L.C. and repurchasing substantially all of the outstanding stock options. Phase II was completed on February 27, 1998 and included a reverse stock split to eliminate all shares of the Company's common stock other than those owned by the Equity Investors (as defined below) and a restructuring of the Company and its subsidiaries. As of June 30, 2000, VS&A-T/SF and entities controlled by Fir Tree Partners (together referred to as the Equity Investors) own approximately 64% and 36% of TOIC's common stock, respectively.

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

C.  DEBT GUARANTORS

    Atwood Publishing, LLC ("Atwood"), ExpoExchange, LLC (formerly Galaxy Information Services, LLC) and subsidiaries ("ExpoExchange"), GEM Communications, LLC ("GEM"), Holdings LLC (collectively the "LLC Guarantors"), Total Information Services, Inc. and subsidiaries ("TISI") and Corsearch, Inc. (until November 11, 1999) (collectively, the "Subsidiary Guarantors" and, together with the LLC Guarantors, the "Guarantors") are included in the consolidated results of the Company. Because the Company, directly or indirectly, owns all of the voting interests in the LLC Guarantors, the LLC Guarantors are considered wholly owned subsidiaries of the Company as defined by Regulation S-X. The Company indirectly owns all of the voting shares of the Subsidiary Guarantors.

    Each of the Guarantors jointly and severally guarantee all of the Company's debt, on a full and unconditional basis. For accounting purposes, all Guarantors are consolidated. Separate financial statements and other disclosures concerning the Guarantors are not presented because the Company's management has determined that they are not material to investors.

    The Senior Credit Facility contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or purchase capital stock; (ii) prepay, redeem or purchase debt;
    (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates and (x) alter its lines of business. The net assets of the Guarantors approximated $111.5 million as of June 30, 2000.

    Included in the 1999 and 2000 financial results of the LLC Guarantors are the six months activity of Atwood, ExpoExchange, GEM and Holdings LLC. Included in the 1999 financial results of the Subsidiary Guarantors are the six months activity of TISI and Corsearch, Inc. Included in the 2000 financial results of the Subsidiary Guarantors are the six months activity of TISI. Coresearch was sold in November 1999.

    The following are condensed consolidating financial statements of The Official Information Company and the Guarantors for each period presented:

                                                          JUNE 30, 2000
                                                          BALANCE SHEETS
                                                          (IN THOUSANDS)
                                                           (UNAUDITED)

ASSETS

                                   TOIC             LLC          SUBSIDIARY        SUBTOTAL                              TOIC
                                 CORPORATE      GUARANTORS       GUARANTORS       GUARANTORS      ELIMINATIONS       CONSOLIDATED
                                 ---------      ----------       ----------       ----------      ------------       ------------
Current assets                 $      93         $  18,032       $  15,808         $  33,840                           $  33,933
Notes receivable and
investments                        5,017                15             172               187                               5,204
Investment in subsidiaries
& affiliates                      97,575            30,466          23,011            53,477        (151,052)                  -
PPE-net                              212             6,987           4,859            11,846                              12,058
Intangibles and other
assets-net                        14,406            62,105          38,184           100,289                             114,695
                              ---------------------------------------------------------------------------------------------------
Total assets                   $ 117,303         $ 117,605       $  82,034         $ 199,639       $(151,052)          $ 165,890
                               =========         =========       =========         =========       =========           =========

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities               10,636            40,293          12,058            52,351                              62,987
Long term debt, less current
 portion                          98,500                 -           2,066             2,066                             100,566
Other liabilities                    637                 2              62                64                                 701
Minority interest                 10,478            31,437           2,255            33,692                              44,170
Total stockholders' equity
 (deficit)                        (2,948)           45,873          65,593           111,466        (151,052)            (42,534)
                              ---------------------------------------------------------------------------------------------------
Total  liabilities and
Stockholders' equity           $ 117,303         $ 117,605       $  82,034         $ 199,639       $(151,052)          $ 165,890
                               =========         =========       =========         =========       =========           =========

                                             SIX MONTHS ENDED JUNE 30, 2000
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (IN THOUSANDS)
                                                       (UNAUDITED)

                                    TOIC         LLC        SUBSIDIARY     SUBTOTAL                      TOIC
                                 CORPORATE    GUARANTORS    GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                 ---------    ----------    ----------    ----------   ------------   ------------
Net revenue                             -       $36,632       $27,111       $63,743             -       $63,743
Costs and expenses:                     -             -             -             -             -             -
     Operating costs                    -        18,451         9,719        28,170             -        28,170
     General &
       administrative               1,329         9,000         9,181        18,181             -        19,510
     Depreciation & amort.            252         3,460         2,532         5,992             -         6,244
                                 -------------------------------------------------------------------------------
Operating  income                  (1,581)        5,721         5,679        11,400             -         9,819
     Interest and other
       income                         (79)          (38)            1           (37)            -          (116)
     Interest expense              (3,283)         (720)       (2,201)       (2,921)            -        (6,204)
                                 -------------------------------------------------------------------------------
Income before income tax           (4,943)        4,963         3,479         8,442             -         3,499
     Minority interest                  -             -             -             -        (2,469)       (2,469)
     Income tax expense              (381)            -             -             -             -          (381)
Earnings  of  subsidiaries          2,494             -             -             -        (2,494)            -
                                 -------------------------------------------------------------------------------
Net income (loss)                 $(2,830)      $ 4,963       $ 3,479       $ 8,442       $(4,963)      $   649
                                  =======       =======       =======       =======       =======       =======

                                              SIX MONTHS ENDED JUNE 30, 2000
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (IN THOUSANDS)
                                                        (UNAUDITED)

                                    TOIC             LLC         SUBSIDIARY       SUBTOTAL                          TOIC
                                  CORPORATE      GUARANTORS      GUARANTORS      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                  ---------      ----------      ----------      ----------     ------------    ------------
Net income (loss)                 $ (5,324)       $  4,963        $  3,479        $  8,442        $ (2,469)       $    649

Adjustments to reconcile
net income (loss) to net
cash provided by operating
activities:
  Depreciation &
    amortization                       252           3,460           2,532           5,992               -           6,244
  Minority interest                      -               -               -               -           2,469           2,469
  Customer deposits                      -          11,326               -          11,326               -          11,326
  Changes in assets &
    liabilities                     16,038         (18,287)         (4,656)        (22,943)              -          (6,905)
                                 ------------------------------------------------------------------------------------------
Net cash  provided
  by operating activities           10,966           1,462           1,355           2,817               -          13,783

Cash flows from investing
activities:
  Collection on notes
    receivable                          12               -               -               -               -              12
  Capital expenditures                 (13)         (2,161)         (1,522)         (3,683)              -          (3,696)
  Investment in Common Stock        (5,000)                                                                         (5,000)
  Payments for acquisitions-
    net of cash acquired           (24,920)              -               -               -               -         (24,920)
                                 ------------------------------------------------------------------------------------------
  Net cash used in investing
    Activities                     (29,921)         (2,161)         (1,522)         (3,683)              -         (33,604)
  Cash flows from financing
    activities:
  Principal payment of long
    term debt                          (18)              -               -               -               -             (18)
Net repayment of line of
  credit                           (12,038)              -               -               -               -         (12,038)
                                 ------------------------------------------------------------------------------------------
Net cash used in
  financing activities             (12,056)              -               -               -               -         (12,056)

Net decrease in cash
  and cash equivalents             (31,011)           (669)           (167)           (866)              -         (31,877)

Cash and cash equivalents
at beginning of period              30,626             332           1,204           1,536               -          32,162

                                 ------------------------------------------------------------------------------------------

Cash and cash equivalents
at end of period                     $(385)          $(367)         $1,037            $670               -            $285
                                  ========        ========        ========        ========        ========        ========

                                                      DECEMBER 31, 1999
                                                       BALANCE SHEETS
                                                       (IN THOUSANDS)
                                                         (UNAUDITED)

ASSETS

                                    TOIC             LLC         SUBSIDIARY       SUBTOTAL                         TOIC
                                  CORPORATE      GUARANTORS      GUARANTORS      GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                  ---------      ----------      ----------      ----------     ------------   ------------
Current assets                    $  35,061       $  10,196       $  12,395       $  22,591       $       -     $  57,652
Notes receivable and investments         18              15             183             198               -           216
Investment in subsidiaries &
  affil.                             89,660          57,037           7,097          64,134        (153,794)            -
PPE-net                                 213           6,202           4,505          10,707               -        10,920
Deferred tax assets                       -               -               -               -               -             -
Intangibles and other assets-net      3,080          32,515          17,747          50,262               -        53,342
                                 ------------------------------------------------------------------------------------------
Total assets                      $ 128,032       $ 105,965       $  41,927       $ 147,892       $(153,794)    $ 122,130
                                  =========       =========       =========       =========       =========     =========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities               $  26,554       $  27,632       $   6,235       $  33,867       $       -     $  60,421
Long term debt, less current
  portion                            98,500               -           2,084           2,084               -       100,584
Other liabilities                       727               3             177             180               -           907
Minority interest                     7,446           2,000               -           2,000               -         9,446
Total stockholders' equity           (5,195)         76,330          33,431         109,761        (153,794)      (49,228)
(deficit)
                                 ------------------------------------------------------------------------------------------

Total liabilities and
stockholders' equity              $ 128,032       $ 105,965       $  41,927       $ 147,892       $(153,794)    $ 122,130
                                  =========       =========       =========       =========       =========     =========

                                               SIX MONTHS ENDED JUNE 30, 1999
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (IN THOUSANDS)
                                                         (UNAUDITED)

                                    TOIC             LLC         SUBSIDIARY       SUBTOTAL                         TOIC
                                  CORPORATE      GUARANTORS      GUARANTORS      GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                  ---------      ----------      ----------      ----------     ------------   ------------
Net revenue                       $               $  29,110       $  20,121       $  49,231       $       -     $  49,231
Costs and expenses:
    Operating costs                       -          15,491           7,052          22,543               -        22,543
    General &
      administration                  1,714           7,284           6,641          13,925               -        15,639
    Depreciation &
      amortization                      252           1,962           1,766           3,728               -         3,980
                                 -------------------------------------------------------------------------------------------
Operating income (loss)              (1,966)          4,373           4,662           9,035               -         7,069
    Interest & other
    income (expense)                    (77)            103                             103                            26
    Interest expense                 (5,378)             (3)            (34)            (37)                       (5,415)
                                 -------------------------------------------------------------------------------------------
Income (loss) before income
  taxes                              (7,421)          4,473           4,628           9,101               -         1,680
Minority interest                         -             (35)              -             (35)         (1,958)       (1,993)

Income tax expense                     (200)              -               -               -               -          (200)
Earnings of subsidiaries              2,480               -               -               -          (2,480)            -
                                 -------------------------------------------------------------------------------------------
Net income (loss)                 $  (5,141)      $   4,438       $   4,628       $   9,066       $  (4,438)    $    (513)
                                  =========       =========       =========       =========       =========     =========

                                               SIX MONTHS ENDED JUNE 30, 1999
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS)
                                                         (UNAUDITED)
                                    TOIC             LLC         SUBSIDIARY       SUBTOTAL                         TOIC
                                  CORPORATE      GUARANTORS      GUARANTORS      GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                  ---------      ----------      ----------      ----------     ------------   ------------
Net income (loss)                 $  (5,141)      $   4,437       $   4,628       $   9,065       $  (4,437)    $    (513)
Adjustments to reconcile
  net income (loss)
  to net cash provided by
  operating activities, net             397           1,997           1,766           3,763           1,958         6,118
Changes in assets and
liabilities, net                      3,890           1,168          (5,531)         (4,363)          2,479         2,006
                                -------------------------------------------------------------------------------------------
Net cash (used in)
  provided by operating
  activities                           (854)          7,602             863           8,465               -         7,611
Cash flows from investing
activities:
  Collections on
    contract & notes
    receivable                           18               -               -               -               -            18
  Capital expenditures                  (62)           (957)         (1,603)         (2,560)              -        (2,622)
  Payments for
    acquisitions, net of
    cash acquired                         -          (7,844)              -          (7,844)              -        (7,844)
  Payments on
    deferred contract
    liabilities                         (90)              -               -               -               -           (90)
                                -------------------------------------------------------------------------------------------
Net cash used in
  investing activities                 (134)         (8,801)         (1,603)        (10,404)              -       (10,538)
Cash flows from
financing activities:
  Principal payments
    of long-term debt                  (197)              -               -               -               -          (197)
  Minority interest                                   2,000                           2,000                         2,000
                                -------------------------------------------------------------------------------------------
Net cash (used in) provided
by financing activities                (197)          2,000               -           2,000               -         1,803
                                -------------------------------------------------------------------------------------------
Net (decrease) increase in
  cash and cash equivalents          (1,185)            801            (740)             61               -        (1,124)
Cash and cash equivalents
  at beginning of period              1,078           2,339             461           2,800               -         3,878
                                -------------------------------------------------------------------------------------------
Cash and cash equivalents
at end of period                  $    (107)      $   3,140       $    (279)      $   2,861       $       -     $   2,754
                                  =========       =========       =========       =========       =========     =========

                                             THREE MONTHS ENDED JUNE 30, 2000
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (IN THOUSANDS)
                                                        (UNAUDITED)

                                    TOIC             LLC         SUBSIDIARY       SUBTOTAL                         TOIC
                                  CORPORATE      GUARANTORS      GUARANTORS      GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                  ---------      ----------      ----------      ----------     ------------   ------------
Net revenue                       $       -       $  19,873       $  14,727       $  34,600       $       -     $  34,600

Costs and expenses:
   Operating costs                        -          10,290           5,591          15,881               -        15,881
   General &
     administrative                     732           4,699           5,084           9,783               -        10,515
   Depreciation & amort.                122           2,253           1,567           3,820               -         3,942
                                -------------------------------------------------------------------------------------------
Operating income (loss)                (854)          2,631           2,485           5,116               -         4,262
   Interest & other
     income                            (165)            (39)              -             (39)              -          (204)
   Interest expense                    (535)           (636)         (2,201)         (2,837)              -        (3,372)
                                -------------------------------------------------------------------------------------------
Income (loss) before
   income taxes                      (1,554)          1,956             284           2,240               -           686
Minority interest                         -               -               -               -            (745)         (745)
Income tax expense                       21               -               -               -               -            21

Earnings of subsidiaries              1,211               -               -               -          (1,211)            -
                                -------------------------------------------------------------------------------------------
Net income (loss)                 $    (322)      $   1,956       $     284       $   2,240       $  (1,956)    $     (38)
                                  =========       =========       =========       =========       =========     =========

                                             THREE MONTHS ENDED JUNE 30, 1999
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (IN THOUSANDS)
                                                        (UNAUDITED)

                                    TOIC             LLC         SUBSIDIARY       SUBTOTAL                         TOIC
                                  CORPORATE      GUARANTORS      GUARANTORS      GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                  ---------      ----------      ----------      ----------     ------------   ------------
Net revenue                       $               $  15,884       $  10,165       $  26,049       $       -     $  26,049

Costs and expenses:
     Operating costs                      -           8,326           3,639          11,965               -        11,965
     General &
       administrative                   823           3,847           3,300           7,147               -         7,970
     Depreciation & amort.              126           1,138             891           2,029               -         2,155
                                -------------------------------------------------------------------------------------------
Operating income (loss)                (949)          2,573           2,335           4,908               -         3,959
      Interest & other
        income                          (82)            103               -             103               -            21
      Interest expense               (2,747)              -             (15)            (15)              -        (2,762)
                                -------------------------------------------------------------------------------------------
Income (loss) before
  income taxes                       (3,778)          2,676           2,320           4,996               -         1,218
Minority interest                         -             (35)              -             (35)         (1,396)       (1,431)
Income tax expense                      (80)              -               -               -               -           (80)

Earnings of subsidiaries              1,246               -               -               -          (1,246)            -
                                -------------------------------------------------------------------------------------------
Net income (loss)                 $  (2,612)      $   2,641       $   2,320       $   4,961       $  (2,642)    $    (293)
                                  =========       =========       =========       =========       =========     =========

D.  BUSINESS SEGMENT INFORMATION

    Operations of the Company are conducted primarily through two business segments primarily within the continental United States. These segments and the primary operations of each are as follows:

    BUSINESS TO BUSINESS COMMUNICATIONS

    Publisher (Atwood) of various convention/trade show publications and two trade journals; provider (ExpoExchange - formerly Galaxy) of e-commerce, registration, exhibitor marketing, travel, housing and information services to the exposition industry; and owner (GEM) of the World Gaming Congress & Expo, the largest trade show catering to the legalized gaming industry, and the publisher of several trade magazines and newsletters.

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

    During the second quarter of 2000 and 1999, no customer represented ten percent or more of the Company's revenue or operating profit.

Summarized financial information by industry segment is as follows:

                                                       For the three months       For the six months
                                                          ended June 30,             ended June 30,
                                                        2000         1999          2000         1999
                                                        ----         ----          ----         ----
                                                        (In thousands)             (In thousands)
                                                          (Unaudited)                (Unaudited)
NET REVENUES FROM SALES TO UNAFFILIATED CUSTOMERS:
    Business to Business Communications               $19,873      $15,884       $36,632      $29,110
    Information Services                               14,727       10,165        27,111       20,121
                                                      -------      -------       -------      -------
                                                       34,600       26,049        63,743       49,231
                                                      =======      =======       =======      =======

OPERATING INCOME:
    Business to Business Communications                 2,631        2,573         5,721        4,372
    Information Services                                2,485        2,334         5,679        4,662
                                                        -----        -----         -----        -----
    Operating profit from segments                      5,116        4,907        11,400        9,034
    Corporate expenses, net                            (1,058)        (927)       (1,697)      (1,939)
    Interest expense                                   (3,372)      (2,762)       (6,204)      (5,415)
                                                      -------      -------       -------      -------
    Income before income taxes & minority interest    $   686      $ 1,218       $ 3,499      $ 1,680
                                                      =======      =======       =======      =======

DEPRECIATION AND AMORTIZATION:
    Business to Business Communications               $ 2,253      $ 1,138       $ 3,460      $ 1,961
    Information Services                                1,567          892         2,532        1,767
    Corporate                                             122          125           252          252
                                                      -------      -------       -------      -------
                                                      $ 3,942      $ 2,155       $ 6,244      $ 3,980
                                                      =======      =======       =======      =======

CAPITAL EXPENDITURES:
    Business to Business Communications               $ 1,180      $   468       $ 2,161      $   957
    Information Services                                1,038          972         1,522        1,603
    Corporate                                              12           25            13           62
                                                      -------      -------       -------      -------
                                                      $ 2,230      $ 1,465       $ 3,696      $ 2,622
                                                      =======      =======       =======      =======

IDENTIFIABLE ASSETS AT JUNE 30 AND DECEMBER 31:                                    2000         1999
                                                                                   ----         ----
    Business to Business Communications                                          $87,139      $48,928
    Information Services                                                          59,023       34,830
    Corporate                                                                     19,728       38,372
                                                                                --------       ------
                                                                                $165,890     $122,130
                                                                                ========     ========

E.  ACQUISITIONS AND DISPOSITIONS OF ASSETS

    On April 30, 1999, the Company, through ExpoExchange (formerly Galaxy), acquired substantially all of the assets and assumed substantially all of the liabilities of International Travel Services, Inc. ("ITS") for an aggregate purchase price of $22,650,000, plus transaction costs. Of the total purchase price of this transaction, $11,134,000 was paid out of proceeds from the Company's line of credit, $2,000,000 was paid from a contemporaneous minority equity investment in ExpoExchange by certain former ITS shareholders and the remainder was paid from existing cash. The acquisition was accounted as a purchase business combination. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $18.9 million, and has been preliminarily recorded as goodwill pending an appraisal of acquired intangibles and is being amortized on a straight-line basis over 15 years, the expected period of benefit.

    On August 31, 1999, the Company, through TISI, acquired all the stock of Record Search, Inc. ("RSI") for an aggregate purchase price of $12,780,000, plus transaction costs. Of the total purchase price of this transaction, $9,000,000 was paid out from existing cash and the balance in the form of a note to be paid over three years. The acquisition was accounted for under the purchase business combination. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $11.5 million, and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years, the expected period of benefit.

    On November 11, 1999, the Company sold all of the outstanding stock of Corsearch and executed a non-compete agreement in consideration for approximately $20 million, plus additional consideration of $1.6 million for certain defined net assets resulting in a gain of $4.8 million.

    On January 31, 2000, the Company, through TISI, acquired substantially all of the assets of STA United, Inc. ("STA") for approximately $8.3 million. STA is a leading provider of drug testing services to the pre-employment screening industry.

    On March 15, 2000, the Company, through TISI, acquired the stock and/or assets of a group of ten companies collectively known as United States Mutual Association ("USMA"). The Company paid approximately $23.5 million, with approximately $15.2 million paid in cash with the balance ($8.3 million) in non-voting stock of TISI representing approximately 4.5% of the Company's interest in TISI. USMA provides pre-employment screening services to the retail industry, principally through a proprietary database of employee theft incident records. The company intends to account for these transactions under the purchase method of accounting and is in the process of valuing the assets acquired. As a result of this transaction, the Company recorded a $6.0 million increase in additional paid-in capital on the issuance of 8,300 non-voting shares of TISI stock representing the difference between the Company's equity interest in TISI before and after the transaction.

    On May 31, 2000, the Company, through Galaxy (now ExpoExchange), acquired substantially all of the assets of ExpoExchange, the E-Products business division of Third Millennium Communications, Inc. (3MC), in exchange for non-voting equity valued at approximately $30 million in Galaxy, representing approximately 20% of Holdings LLC's interest in Galaxy. The company intends to account for this transaction under the purchase method of accounting and is in the process of valuing the assets acquired. The Company also purchased an equity interest in 3MC for $5 million. As a result of this transaction, the Company recorded approximately $30.0 million increase in minority interest on the issuance of 6,133,590 non-voting LLC units of Galaxy representing the difference between Holding LLC's equity interest in Galaxy before and after the transaction. A preliminary independent valuation has valued identifiable intangible assets at $6.7 million and goodwill at $23.0 million. These intangible assets and goodwill are being amortized on a straight line basis primarily over a three year life.

    The following unaudited pro forma information is presented as if the Company had completed these acquisitions as of January 1, 1999. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at January 1, 1999, or of the future results of operations.

                        For the Three Months        For the Six Months
                           ended June 30,              ended June 30,
                           --------------              --------------
                         2000          1999          2000          1999
                         ----          ----          ----          ----
                                        (In thousands)
                                          (Unaudited)
    Revenues          $ 34,875      $ 27,713      $ 66,465      $ 54,159
    Net loss          $ (2,969)     $   (760)     $ (3,618)     $ (1,175)
    EBITDA            $  6,129      $  5,250      $ 12,841      $ 10,171

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

    The Company's Business-to-Business Communications operations are conducted through several individual businesses, each of which is characterized by leading competitive positions within specialized vertical markets. Business-to-Business Communications includes: (i) GEM Communications, LLC, one of the world's leading owner and operator of trade shows and publisher of trade magazines directed to the international legalized gaming industry; (ii) Atwood Publishing, LLC, the largest domestic independent publisher of exposition and association related publications and directories; and (iii) ExpoExchange, LLC (formerly Galaxy Information Services, LLC), one of the largest independent provider of housing, travel, registration, exhibitor information, "lead" management services and internet-based market place and e-commerce services to the trade show, conference and convention industry in the United States.

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

    On April 30, 1999, the Company acquired substantially all of the assets of International Travel Services, Inc. (ITS), a major provider of housing and travel services to the tradeshow and convention industry. In connection with this transaction, two of the former owners of ITS, who remained as key executives, invested $2 million of their proceeds in non-voting membership units of Galaxy (now ExpoExchange).

    On August 31, 1999, the Company acquired all of the outstanding stock of Record Search, Inc. (RSI), a leading provider of pre-employment screening services.

    On November 11, 1999, the Company sold 100% of the outstanding stock of Corsearch.

    On December 24, 1999, Galaxy Expocard Europe B.V. (Galaxy Europe), a 73% owned subsidiary of Galaxy, was placed in court supervised administrative reorganization process. As a result, the Company no longer has effective management control over Galaxy Europe. Accordingly, effective January 1, 2000, Galaxy Europe is no longer included in the Company's consolidated results.

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

    On May 31, 2000, the Company acquired substantially all of the assets of ExpoExchange, the E-Products business division of Third Millennium Communications, Inc. (3MC), in exchange for non-voting equity valued at approximately $30 million in Galaxy Information Services, LLC. ExpoExchange is a leading provider of internet-based market place and e-commerce services to the trade show industry. The combined entity was renamed ExpoExchange, LLC. The Company also purchased an equity interest in 3MC for $5 million.

RESULTS OF OPERATION

    Revenues. Revenues for the three and six month periods ended June 30, 2000 totaled $34.6 million and $63.7 million, respectively, an increase of $8.6 million (33%) and $14.5 million (30%) over the same periods in 1999. Business-to-Business Communications segment Revenue totaled $19.9 million and $36.6 million for the three and six months ended June 30, 2000, respectively, an increase of $4.0 million (25%) and $7.5 million (26%) over the same 1999 periods. At ExpoExchange, increased demand for registration and exhibitor services (up 33% for the six month period) and the growth of new lead management and interactive services contributed $ 3.7 million to the first half revenue growth and inclusion of ITS (acquired May 1, 1999) contributed $5.6 million. Deconsolidation of Galaxy Europe resulted in $1.1 million less revenue during the first half of 2000 as compared with first half of 1999. At Atwood, increased demand for all product lines except Digital produced a 14% increase in net revenue during the first six months of 2000 compared with the same 1999 period. At GEM, continuing consolidation of suppliers in the gaming industry resulted in reduced industry advertising expenditures and lower participation at regional trade shows. For the first half of 2000, net revenue at GEM's domestic and international publications declined $630,000 (16%) compared with the same 1999 period. Cancellation of Western Gaming Congress, weak attendance at several regional shows and postponement of Gaming for Africa Conference & Expo resulted in a $767,000 decline in net revenue from GEM trade shows during the first half of 2000 compared with the same period in 1999.

    The Information Services segment produced revenue of $14.7 million and $27.1 million for the three and six month periods ended June 30, 2000, respectively, an increase of $4.6 million (45%) and $7.0 million (35%) compared with the same periods in 1999. TISI's first half 2000 revenue increased 70% over the same 1999 period, due principally to increased pre-employment screening volume at DAC, as compared to the prior year, and inclusion of RSI (acquired August 31, 1999), STA (acquired January 31, 2000) and USMA (acquired March 15, 2000) which together added $9.2 million to revenue growth. Exclusion of Corsearch (sold November 11, 1999) resulted in $4.2 million less revenue in the first half 2000 compared with first half 1999.

    Operating Costs. Operating Costs increased $3.9 million (33%) and $5.6 million (25%) during the three and six months ended June 30, 2000, respectively, compared with the same periods in 1999. Business-to-Business Communications segment first half 2000 Operating Costs increased $3.0 million (19%) on 26% higher revenue compared with first half 1999. Growth was attributable principally to increased volume at ExpoExchange and Atwood, offset partially by lower costs associated with lower volume at GEM.

    Information Services segment Operating Costs increased 38% during the first half of 2000 compared with the first half of 1999. The increase was attributable principally to higher criminal record and pre-employment screening volume at TISI and inclusion of RSI, STA and USMA, offset partially by exclusion of Corsearch.

    General and Administrative Expenses. General and Administrative Expenses increased $2.5 million (32%) and $3.9 million (25%) during the three and six month periods ended June 30, 2000, respectively, compared with the same periods of 1999. During the first half 2000, compared with the same 1999 period, higher general and administrative expenses were attributable principally to the inclusion of RSI ($1.4 million), STA ($670,000),

USMA ($650,000) and ExpoExchange ($460,000); increased corporate infrastructure ($2.4 million) at TISI, ExpoExchange and Atwood to support business expansion and acquisition integration; offset partially by cost reductions at GEM, lower Corporate business development costs and the exclusion of Corsearch.

    Depreciation and Amortization. Depreciation and Amortization increased $1.8 million (83%) and $2.3 million (57%) during the three and six month periods ended June 30, 2000 compared with the same periods in 1999. During the first half 2000, the increase resulted principally from prior period expenditures to acquire data, expand exposition and trade show capacity, upgrade information technology and increased fixed and intangible assets associated with the acquisitions of RSI, STA, USMA, and ExpoExchange offset partially by exclusion of Corsearch.

    Interest Expense. Interest Expense totaled $3.6 million and $6.3 million for the three and six month periods ended June 30, 2000, respectively. Interest Expense results primarily from debt incurred in connection with the Recapitalization.

    EBITDA. EBITDA totaled $8.2 million and $16.1 million during the three and six month periods ended June 30, 2000, respectively, an increase of $2.1 million (34%) and $5.0 million (45%), respectively, over the same periods in 1999. The increase during the first half 2000 resulted from higher EBITDA in the Business-to-Business Communications segment (up $2.8 million - 45%) and the Information Services segment (up $1.8 million - 28%), offset partially by the impact of the sale of Corsearch

    EBITDA is included because management believes that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest expense, repay debt and make capital expenditures. Excluded from EBITDA are interest expense, income taxes, depreciation and amortization, unusual gains and losses (including provision for loss on disposition of subsidiary in 1999), minority interest in consolidated subsidiaries, discontinued operations, extraordinary loss, net of tax, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. EBITDA margin represents EBITDA as a percentage of total revenues.

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

    On May 31, 2000, the Company acquired substantially all of the assets of ExpoExchange, the E-Products business division of Third Millennium Communications, Inc. (3MC), in exchange for non-voting equity valued at approximately $30 million in Galaxy Information Services, LLC. The Company also purchased an equity interest in 3MC for $5 million.

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

    The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under the $25 million Senior Credit Facility. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for the Company's working capital, capital expenditures and other needs. No assurance can be given, however, that this will be the case. At December 31, 1999, the Company had $20 million outstanding under the Senior Credit Facility. The proceeds were invested in high-grade short-term securities to provide funds for general corporate purposes. In January 2000, the Company repaid these outstanding borrowings. As of June 30, 2000, the Company had $15.9 million of availability under the Senior Credit Facility. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. In addition, any future acquisitions by the Company would likely require additional financing.

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

    Capital Expenditures. Management anticipates that capital expenditures in 2000 will be approximately $8.6 million. The primary capital expenditures will be for computer equipment and software, and database acquisitions at TISI. TISI continues to offer its customers in the trucking industry credits for providing employment information to be utilized in its database, which credits can be used against charges for future services from such division. All of the credits earned are considered capital expenditures for the acquisition of such data. Management anticipates positive cash flow from operations in 2000, even after the anticipated capital expenditures for 2000. Thus, with the Company's available cash reserves and cash flow, management does not anticipate a need for additional capital or increased borrowing facilities during 2000, except for possible future acquisitions.

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

     In March 2000, FASB Interpretation No. 44 - "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" (FIN 44) was issued. FIN 44 clarifies the application of APB No. 25 regarding (a) the definition of EMPLOYEE for purposes of appling ABP No. 25, (b) the criteria for determining whether the plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 does not address the application of the fair value method of FASB Statement No. 123. This interpretation is effective July 1, 2000, but certain conclusions of this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 31, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company believes the adoption of FIN 44 will not have a significant effect on its consolidated financial statements.

FORWARD-LOOKING STATEMENTS

    This Quarterly Report for the period ended June 30, 2000 as well as other public documents of the Company contains forward-looking statements which involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "seek," "plan," as well as variations of such words and similar expressions, are intended to identify forward-looking statements. While management believes these statements are reasonable, actual results could differ materially from those projected by such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits:

    Financial Data Schedule (Exhibit 27)

(b) Reports on Form 8-K

    On June 15, 2000, the registrant filed a current report on Form 8-K that reported on the acquisition of the assets of the E-Products Division of 3MC. (Item 2 and 7). An amendment to the initial report is required to be filed by August 14, 2000 including the financial statements required by Item 7.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 14, 2000

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