Form 10-Q
period 2000-09-30
OFFICIAL INFORMATION CO
filed 2000-11-15
CIK 847841

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     As of November 14, 2000, 112,367 shares of common stock were outstanding, of which 72,367 were owned by VS&A T/SF, L.L.C. and 36,000 and 4,000 were owned by Fir Tree Value Fund LP. and Fir Tree Institutional Value Fund L.P., respectively.

                                     PART I

                          Item 1. Financial Information

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                   ASSETS                                    SEPTEMBER 30, DECEMBER 31,
                                                                2000          1999
                                                                ----          ----
                                                             (UNAUDITED)
Current assets:
    Cash and cash equivalents                                 $     455    $  32,162
    Accounts receivable, less reserve for doubtful accounts
         of $1,367 in 2000 and $995 in 1999                      27,820       22,772
    Inventories                                                     126          191
    Deferred tax assets                                              40          137
    Notes receivable and other current assets                     5,065        2,390
                                                              ---------    ---------

          Total current assets                                   33,506       57,652

Notes receivable and investments                                  5,182          216


Property, plant and equipment, at cost:                          30,488       25,515

         Less accumulated depreciation                          (17,787)     (14,595)
                                                              ---------    ---------
         Property, plant and equipment, net                      12,701       10,920

Intangibles and other assets, net                               116,283       53,342
                                                              ---------    ---------

         Total assets                                         $ 167,672    $ 122,130
                                                              =========    =========



See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     LIABILITIES AND STOCKHOLDERS' DEFICIT                   SEPTEMBER 30,  DECEMBER 31,
                                                                 2000          1999
                                                                 ----          ----
                                                              (UNAUDITED)
Current liabilities:
    Accounts payable                                           $   3,266    $   3,681
    Accrued liabilities                                           24,987       15,098
    Deferred revenue                                              13,661        6,594
    Borrowings under credit facility                              10,168       20,000
    Customer deposits                                             20,099       13,315
    Current portion of long-term debt                                 20        1,733
                                                               ---------    ---------

         Total current liabilities                                72,201       60,421

Long-term debt, less current portion                              98,500      100,584
Other liabilities                                                    664          907
Minority interest                                                 38,617        9,446

Commitments and contingencies

Stockholders' deficit:
    Common stock, $.10 par value, 150,000 shares authorized;
    112,367 shares issued and outstanding                             42           42
    Additional paid-in capital                                    54,242       48,197
    Retained earnings                                             17,882       17,009
                                                               ---------    ---------
                                                                  72,166       65,248
    Treasury stock                                              (114,476)    (114,476)
                                                               ---------    ---------
         Total stockholders' deficit                             (42,310)     (49,228)
                                                               ---------    ---------


         Total liabilities and stockholders' deficit           $ 167,672    $ 122,130
                                                               =========    =========



See accompanying notes to consolidated condensed financial statements

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                                        -------------                       -------------
                                                                  2000                1999               2000            1999
                                                                  ----                ----               ----            ----
                                                               (UNAUDITED)         (UNAUDITED)        (UNAUDITED)    (UNAUDITED)
Net revenue                                                     $ 30,553            $ 30,700           $ 94,296        $ 79,931

Costs and expenses:
    Operating costs                                               14,737              13,133             42,907          35,676
    General and administrative                                    12,679               8,398             32,189          24,037
    Depreciation and amortization                                  5,921               2,473             12,165           6,453
                                                                --------            --------           --------        --------
          Operating (loss) income                                 (2,784)              6,696              7,035          13,765
    Interest and other income (expense)                              331                  (6)               215              20
    Interest expense                                              (2,123)             (2,651)            (8,327)         (8,066)
                                                                --------            --------           --------        --------
Income (loss) before minority interest and income taxes
                                                                  (4,576)              4,039             (1,077)          5,719
Minority interest in loss (earnings) of consolidated
entity                                                             5,553              (3,784)             3,084          (5,777)
Income tax expense                                                  (753)               (200)            (1,134)           (400)
                                                                --------            --------           --------        --------

         Net income (loss)                                      $    224            $     55           $    873        $   (458)
                                                                ========            ========           ========        ========



See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                                 -------------
                                                                            2000                1999
                                                                            ----                ----
                                                                         (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities:
    Net income (loss)                                                     $    873            $   (458)

    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                      12,165               6,453
         Loss on sale of assets                                               --                    22
         Minority interest in (loss) earnings of consolidated entity        (3,084)              5,777
         Deferred income taxes                                                  97                 454
         Customers deposits                                                  6,784              19,285
         Changes in assets and liabilities                                   8,640             (14,324)
                                                                          --------            --------

                Total adjustments                                           24,602              17,667
                                                                          --------            --------

        Net cash provided by operating activities                           25,475              17,209
                                                                          --------            --------

Cash flows from investing activities:
    Collections on contract and notes receivable                                34                  15
    Capital expenditures                                                    (4,973)             (4,295)
    Equity investment                                                       (5,000)               --
    Payments for acquisitions, net of cash acquired                        (33,614)            (17,082)
    Payments on deferred contract liabilities                                 --                  (122)
                                                                          --------            --------

        Net cash used in investing activities                              (43,553)            (21,484)
                                                                          --------            --------

Cash flows from financing activities:
    Principal payments of long-term debt                                    (3,797)             (1,603)
    Minority interest                                                         --                 2,000
    Net repayment of line of credit                                         (9,832)               --
                                                                          --------            --------

        Net cash (used in) provided by financing activities                (13,629)                397
                                                                          --------            --------

Net decrease in cash and cash equivalents                                  (31,707)             (3,878)

Cash and cash equivalents at beginning of period                            32,162               3,878
                                                                          --------            --------

Cash and cash equivalents at end of period                                $    455            $   --
                                                                          ========            ========

                        THE OFFICIAL INFORMATION COMPANY

                                 (IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                     -------------
                                                                                   2000           1999
                                                                                   ----           ----
                                                                                (UNAUDITED)    (UNAUDITED)
Supplemental disclosure of cash flow information: Cash paid for:
         Interest                                                            $ 5,705              $5,545
                                                                             =======              ======
         Income taxes                                                        $ 3,175              $  400
                                                                             =======              ======

Supplemental disclosure of non-cash transactions:
         Exchange of non-voting LLC units of Galaxy in
             connection with the acquisition of ExpoExchange                 $30,000
         Exchange of non-voting shares of TISI stock in connection
             with the acquisition of USMA                                      8,300



See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated condensed financial statements of The Official Information Company ("TOIC" or the "Company") include the accounts of TOIC, its wholly-owned subsidiaries, TOIC Holdings, LLC ("Holdings LLC") and the limited liability companies wholly owned or controlled by Holdings LLC (the "Subsidiary LLCs"). Through its priority interest in Holdings LLC, TOIC has voting, operational and management control of Holdings LLC and the Subsidiary LLCs and, accordingly, the financial statements of these entities are consolidated herein. Income allocated to TOIC from Holdings LLC is the lesser of net earnings or the preferred return, such amount being defined as an 11% cumulative annual compounded return on TOIC's undistributed capital in each, respectively. Losses are allocated first to the common members of Holdings LLC. TOIC and Holdings LLC share common management, resources and control. Prior to the drop down restructuring (see note B) in February 1998, the operations of Holdings LLC and the Subsidiary LLCs were wholly-owned by TOIC.

     INTERIM REPORTING. The accompanying interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management are considered necessary for a fair presentation of the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and related notes thereto included in TOIC's annual report on Form 10-K for the year ended December 31, 1999.

     RECLASSIFICATIONS

     Certain 1999 account balances have been reclassified to conform to the 2000 consolidated financial statement presentation.

B.   RECAPITALIZATION

     During 1997, the Company adopted a two-phased leveraged recapitalization plan of the Company's ownership and capital structure. Phase I included a tender offer for substantially all of TOIC's outstanding common stock; selling newly-issued common stock to a new investor, VS&A-T/SF, LLC and repurchasing substantially all of the outstanding stock options. Phase II was completed on February 27, 1998 and included a reverse stock split to eliminate all shares of the Company's common stock other than those owned by the Equity Investors (as defined below) and a restructuring of the Company and its subsidiaries. As of September 30, 2000, VS&A-T/SF and entities controlled by Fir Tree Partners (together referred to as the "Equity Investors") own approximately 64% and 36% of TOIC's common stock, respectively.

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

     The Senior Credit Facility contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or purchase capital stock; (ii) prepay, redeem or purchase debt;
     (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates and (x) alter its lines of business. The net assets of the Guarantors approximated $108.6 million as of September 30, 2000.

     Included in the 1999 and 2000 financial results of the LLC Guarantors are the nine months activity of Atwood, ExpoExchange, GEM and Holdings LLC. Included in the 1999 financial results of the Subsidiary Guarantors are the nine months activity of TISI and Corsearch, Inc. Included in the 2000 financial results of the Subsidiary Guarantors are the nine months activity of TISI. Coresearch was sold in November 1999.

     The following are condensed consolidating financial statements of The Official Information Company and the Guarantors for each period presented:

                               SEPTEMBER 30, 2000
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

ASSETS
                                 TOIC              LLC         SUBSIDIARY        SUBTOTAL
                               CORPORATE       GUARANTORS       GUARANTORS       GUARANTORS     ELIMINATIONS     TOIC CONSOLIDATED
                               ---------    ----------------   -----------       ----------     ------------     -----------------
Current assets                    $1,095          $ 16,662        $ 15,749          $ 32,411                -           $ 33,506
Notes receivable
  and investments                  5,017                 -             165               165                -              5,182
Investment in subsidiaries
  & affiliates                   101,845            34,647          10,266            44,913        (146,758)                  -
PPE-net                              204             7,298           5,199            12,497                -             12,701
Intangibles and other
 assets-net                        8,664            59,399          48,220           107,619                -            116,283
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------
Total assets                    $116,825          $118,006         $79,599          $197,605       $(146,758)           $167,672
                                ========          ========         =======          ========       ==========           ========


LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities               16,372            45,609          10,220            55,829                -             72,201
Long term debt, less current
 portion                          98,500                 -               -                 -                -             98,500
Other liabilities                    597                 2              65                67                -                664
Minority interest                  5,546            30,816           2,255            33,071                -             38,617
Total stockholders' equity
 (deficit)                       (4,190)            41,579          67,059           108,638        (146,758)           (42,310)
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------
Total  liabilities and
  Stockholders' equity         $ 116,825          $118,006         $79,599          $197,605       $(146,758)           $167,672
                               =========          ========         =======          ========       ==========           ========

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                  TOIC            LLC          SUBSIDIARY        SUBTOTAL
                               CORPORATE       GUARANTORS       GUARANTORS      GUARANTORS       ELIMINATIONS    TOIC CONSOLIDATED
                               ---------       ----------       ----------      ----------       ------------    -----------------
Net revenue                        -            $ 51,959        $ 42,337         $ 94,296             -               $ 94,296
Costs and expenses:
Operating costs                    -              27,258          15,649           42,907             -                 42,907
   General & administrative       1,988           16,364          13,837           30,201             -                 32,189
   Depreciation & amort.            379           7, 874           3,912           11,786             -                 12,165
                              ------------- ----------------- --------------- ---------------- ----------------- ------------------
Operating income (loss)          (2,367)             463           8,939            9,402             -                  7,035
   Interest and other
    income (expense)                (50)              29             236              265             -                    215
    Interest expense             (4,274)             177          (4,230)          (4,053)            -                 (8,327)
                              ------------- ----------------- --------------- ---------------- ----------------- ------------------


Income (loss) before
  income tax                     (6,691)             669           4,945            5,614             -                 (1,077)
Minority interest                  -                -                -                -              3,084               3,084
Income tax expense               (1,134)            -                -                -                -                (1,134)
Earnings of subsidiaries          3,753             -                -                -             (3,753)              -
                              ------------- ----------------- --------------- ---------------- ----------------- ------------------
Net income (loss)              $ (4,072)         $   669        $  4,945         $  5,614          $  (669)            $   873
                              ===========        =======        ========         ========          =======             ========


                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                 TOIC            LLC           SUBSIDIARY        SUBTOTAL
                               CORPORATE    GUARANTORS         GUARANTORS        GUARANTORS     ELIMINATIONS     TOIC CONSOLIDATED
                               ---------    ----------        -----------        ----------     -------------    ------------------
Net income (loss)              $ (4,072)           $669          $ 4,945          $ 5,614          $ (669)           $    873
Adjustments to reconcile
net income (loss) to net
cash provided by operating
activities:
  Depreciation &
   amortization                     379           7,874            3,912           11,786               -              12,165
  Minority interest              (3,753)              -                -                -             669              (3,084)

  Customer deposits                   -           6,784                -            6,784               -               6,784
  Changes in assets &
    liabilities                  25,901         (13,893)          (3,271)         (17,164)              -               8,737
                              ------------- ---------------- ---------------- ----------------- ---------------- ------------------
Net cash  provided
   by operating activities       18,455           1,434            5,586            7,020               -              25,475
Cash flows from investing
   activities:
   Collection on notes
    receivable                        1              15               18               33               -                  34
   Capital expenditures             (33)         (2,627)          (2,313)          (4,940)              -              (4,973)
   Investment in common stock    (5,000)              -                -                -               -              (5,000)
   Payments for acquisitions
     Net of cash acquired       (33,614)              -                -                -               -             (33,614)
                              ------------- ---------------- ---------------- ----------------- ---------------- ------------------
Net cash used in investing
    activities                  (38,646)         (2,612)          (2,295)          (4,907)              -             (43,553)
Cash flows from financing
    activities:
Principal payment of
    long term debt                  (18)              -           (3,779)          (3,779)              -              (3,797)
Net repayment of line of
    credit                       (9,832)              -                -                -               -              (9,832)
                              ------------- ---------------- ---------------- ----------------- ---------------- ------------------
Net cash used in
     financing activities        (9,850)              -           (3,779)          (3,779)              -             (13,629)

Net decrease in cash
     And cash equivalents       (30,041)         (1,176)            (488)          (1,666)              -             (31,707)

Cash and cash equivalents
  at beginning of
  period                         30,626             332            1,204            1,536               -              32,162
                              ------------- ---------------- ---------------- ----------------- ---------------- ------------------

Cash and cash equivalents
 at end of period                  $585           $(846)            $716            $(130)              -                $455
                                   ====           ======            ====            ======       ==========              ====


                                DECEMBER 31, 1999
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

ASSETS

                                                         LLC         SUBSIDIARY     SUBTOTAL
                                     TOIC CORPORATE   GUARANTORS     GUARANTORS     GUARANTORS   ELIMINATIONS     TOIC CONSOLIDATED
                                   --------------- --------------- ------------- -------------- --------------- --------------------
Current assets                          $35,061         $10,196       $12,395        $22,591               $ -            $57,652
Notes receivable and investments             18              15           183            198                 -                216
Investment in subsidiaries & affil.      89,660          57,037         7,097         64,134         (153,794)                  -
PPE, net                                    213           6,202         4,505         10,707                 -             10,920
Deferred tax assets                           -               -             -              -                 -                  -
Intangibles and other assets, net         3,080          32,515        17,747         50,262                 -             53,342
                                   --------------- --------------- ------------- -------------- --------------- --------------------
Total assets                           $128,032        $105,965       $41,927       $147,892        $(153,794)           $122,130
                                       ========        ========       =======       ========        ==========           ========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities                     $26,554         $27,632        $6,235        $33,867                $-            $60,421
Long term debt, less current portion     98,500               -         2,084          2,084                 -            100,584
Other liabilities                           727               3           177            180                 -                907
Minority interest                         7,446           2,000             -          2,000                 -              9,446
Total stockholders' equity (deficit)     (5,195)         76,330        33,431        109,761         (153,794)           (49,228)

                                   --------------- --------------- ------------- -------------- --------------- --------------------

Total liabilities and
stockholders' equity                   $128,032        $105,965       $41,927       $147,892        $(153,794)           $122,130
                                       ========        ========       =======       ========        ==========           ========



                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                  TOIC            LLC          SUBSIDIARY        SUBTOTAL
                               CORPORATE       GUARANTORS       GUARANTORS       GUARANTORS      ELIMINATIONS    TOIC CONSOLIDATED
                               ---------       ----------       ----------       ----------      ------------    -----------------
Net revenue                      $(395)         $49,079           $31,247          $80,326             $ -             $79,931
Costs and expenses:
     Operating costs               -             24,724            10,952           35,676               -              35,676
     General & administration    2,306           11,542            10,189           21,731               -              24,037

     Depreciation &
     amortization                  378            3,293             2,782            6,075               -               6,453
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------
Operating income (loss)         (3,079)           9,520             7,324           16,844               -              13,765
     Interest & other income        20             -                 -                -                  -                  20
     Interest expense           (8,015)              (4)              (47)             (51)              -              (8,066)
                              ------------- ----------------- --------------- ----------------- ---------------- ------------------
Income (loss) before income
taxes                          (11,074)           9,516             7,277           16,793              -                5,719
Minority interest                  -               -                 -                -              (5,777)            (5,777)
Income tax expense                (400)            -                 -                -                 -                 (400)
Earnings of subsidiaries         3,739             -                 -                -              (3,739)                -

                              ------------- ----------------- --------------- ----------------- ---------------- ------------------
Net income (loss)             $ (7,735)          $9,516            $7,277          $16,793          $(9,516)            $ (458)
                              =========          ======            ======          =======          ========            =======

                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                TOIC        LLC      SUBSIDIARY   SUBTOTAL                        TOIC
                              CORPORATE  GUARANTORS  GUARANTORS  GUARANTORS  ELIMINATIONS   CONSOLIDATED
                              ---------  ----------  ----------  ----------  ------------   ------------
Net income (loss)             $ (7,735)   $  9,516    $  7,277    $ 16,793    $ (9,516)   $   (458)

Adjustments to reconcile
    net income (loss)
    to net cash (used
    in) provided
    by operating
    activities, net

    Depreciation &
    amortization                   378       3,293       2,782       6,075        --         6,453
    Loss (Gain) on sale
    of assets                       22        --          --          --          --            22
    Minority interest           (3,739)       --          --          --         9,516       5,777
    Changes in assets
    and liabilities, net        12,726      (7,573)        262      (7,311)                  5,415

                              --------    --------    --------    --------    --------    --------

Net cash (used in) provided
    by operating activities      1,652       5,236      10,321      15,557        --        17,209
Cash flows from investing
    activities:
    Collections on
       contract & notes
       receivable                   15        --          --          --          --            15
    Capital expenditures           (77)     (1,993)     (2,225)     (4,218)       --        (4,295)
    Payments for
       acquisitions, net of
       cash acquired              --        (7,961)     (9,121)    (17,082)       --       (17,082)
    Payments on
       deferred contract
       liabilities                (122)       --          --          --          --          (122)
                              --------    --------    --------    --------    --------    --------

Net cash used in
    investing activities          (184)     (9,954)    (11,346)    (21,300)       --       (21,484)
Cash flows from
    financing activities:
    Principal payments
       of long-term debt        (1,603)       --          --          --          --        (1,603)
    Minority interest             --         2,000        --         2,000        --         2,000
                              --------    --------    --------    --------    --------    --------

Net cash (used in) provided by
    financing activities        (1,603)      2,000        --         2,000        --           397
                              --------    --------    --------    --------    --------    --------

Net decrease in cash and
    cash equivalents              (135)     (2,718)     (1,025)     (3,743)       --        (3,878)
Cash and cash equivalents
    at beginning of period       1,078       2,339         461       2,800        --         3,878
                              --------    --------    --------    --------    --------    --------

Cash and cash equivalents
    at end of perio           $    943    $   (379)   $   (564)   $   (943)          $    $      0
                              ========    ========    ========    ========    ========    ========

                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                  TOIC            LLC          SUBSIDIARY        SUBTOTAL
                               CORPORATE       GUARANTORS       GUARANTORS       GUARANTORS      ELIMINATIONS    TOIC CONSOLIDATED
                               ---------       ----------      -----------       ----------      ------------    -----------------
Net revenue                    $   --          $ 15,327         $ 15,226         $ 30,553        $   --            $ 30,553

Costs and expenses:
     Operating costs               --             8,807            5,930           14,737            --              14,737
     General & administrative       659           7,364            4,656           12,020            --              12,679
     Depreciation & amort           127           4,414            1,380            5,794            --               5,921
                               --------        --------         --------         --------        --------          --------
Operating income (loss)            (786)         (5,258)           3,260           (1,998)           --              (2,784)
     Interest & other income         29              67              235              302            --                 331
     Interest expense              (991)            897           (2,029)          (1,132)           --              (2,123)
                               --------        --------         --------         --------        --------          --------
Income (loss) before
     income taxes                (1,748)         (4,294)           1,466           (2,828)           --              (4,576)
Minority interest                  --              --               --               --             5,553             5,553
Income tax expense                 (753)           --               --               --              --                (753)
Earnings of subsidiaries          1,259            --               --               --            (1,259)             --
                               --------        --------         --------         --------        --------          --------
Net income (loss)              $ (1,242)      $ (4,294)        $  1,466         $ (2,828)       $  4,294          $    224
                               ========        ========         ========         ========        ========          ========



                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                TOIC              LLC           SUBSIDIARY        SUBTOTAL
                             CORPORATE         GUARANTORS       GUARANTORS       GUARANTORS      ELIMINATIONS    TOIC CONSOLIDATED
                             ---------         ----------       ----------      -----------      ------------    -----------------
Net revenue                  $   (315)          $ 19,867        $ 11,148         $ 31,015          $   --            $30,700

Costs and expenses:
     Operating costs             --                9,233           3,900           13,133              --             13,133
     General &
     administrative               592              4,257           3,549            7,806              --              8,398
     Depreciation & amort         126              1,332           1,015            2,347              --              2,473
                             --------           --------        --------         --------          --------          ---------
Operating income (loss)        (1,033)             5,045           2,684            7,729              --              6,696
      Interest & other
       income                      16               --               (22)             (22)             --                 (6)
      Interest expense         (2,638)              --               (13)             (13)             --             (2,651)
                             --------           --------        --------         --------          --------          ---------
Income (loss) before
     income taxes              (3,655)             5,045           2,649            7,694              --              4,039
Minority interest                --                 --              --               --              (3,784)          (3,784)
Income tax expense               (200)              --              --               --                --               (200)
Earnings of subsidiaries        1,260               --              --               --              (1,260)              --
                             --------           --------        --------         --------          --------          ---------
Net income (loss)            $ (2,595)          $  5,045        $  2,649         $  7,694          $ (5,044)         $    55
                             ========           ========        ========         ========          ========          =========


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

     Operating income is net revenues less applicable operating expenses and segment general and administrative expenses. Corporate general and administrative expenses are generally not allocated to each segment.

     Identifiable assets by segment are those assets that are used in the operations of each segment. Corporate assets consist principally of cash and cash equivalents, notes receivable, prepaid expenses and corporate furniture, fixtures and equipment. Capital expenditures include additions to property, plant and equipment and truck driver employment information files.

     During the third quarter of 2000 and 1999, no customer represented ten percent or more of the Company's revenue or operating income.

     Summarized financial information by industry segment is as follows:


                                                                           For the three.months         For the nine months
                                                                           ended September 30,          ended September 30,
                                                                             2000           1999         2000         1999
                                                                             ----           ----         ----         ----
                                                                               (In thousands)             (In thousands)
                                                                                 (Unaudited)                (Unaudited)
      NET REVENUES FROM SALES TO UNAFFILIATED CUSTOMERS:
          Business to Business Communications                               $ 15,327     $ 19,552      $ 51,959     $ 48,661
          Information Services                                                15,226       11,148        42,337       31,280
                                                                              ------       ------        ------       ------
                                                                              30,553       30,700        94,296       79,931
                                                                              ======       ======        ======       ======

      OPERATING INCOME (LOSS):
          Business to Business Communications                                 (5,258)       4,729           463        9,102
          Information Services                                                 3,260        2,685         8,939        7,347
                                                                               -----        -----         -----        -----
          Operating profit from segments                                      (1,998)       7,414         9,402       16,449
          Corporate expenses, net                                               (455)        (724)       (2,152)      (2,664)
          Interest expense                                                    (2,123)      (2,651)       (8,327)      (8,066)
                                                                              -------      -------       -------      -------

          Income (loss) before income taxes & minority interest             $ (4,576)     $ 4,039      $ (1,077)     $ 5,719
                                                                             ========      ======       ========     =======

      DEPRECIATION AND AMORTIZATION:
          Business to Business Communications                                 $4,414       $1,332        $7,874       $3,293
          Information Services                                                 1,380        1,015         3,912        2,782
          Corporate                                                              127          126           379          378
                                                                                 ---          ---           ---          ---
                                                                              $5,921       $2,473       $12,165       $6,453
                                                                              ======       ======       =======       ======

      CAPITAL EXPENDITURES:
          Business to Business Communications                                   $466       $1,036        $2,627       $1,993
          Information Services                                                   791          622         2,313        2,225
          Corporate                                                               20           15            33           77
                                                                                  --           --            --           --
                                                                              $1,277       $1,673        $4,973       $4,295
                                                                              ======       ======        ======       ======

       IDENTIFIABLE ASSETS AT SEPTEMBER 30, 2000 AND                                                     2000           1999
                                                                                                         ----           ----
       DECEMBER 31, 1999:
           Business to Business Communications                                                         $82,576       $48,928
           Information Services                                                                         70,116        34,830
           Corporate                                                                                    14,880        38,372
                                                                                                      --------      --------
                                                                                                      $167,672      $122,130
                                                                                                      ========      ========


E.   ACQUISITIONS AND DISPOSITIONS OF ASSETS

     On April 30, 1999, the Company, through ExpoExchange (formerly Galaxy), acquired substantially all of the assets and assumed substantially all of the liabilities of International Travel Services, Inc. ("ITS") for an aggregate purchase price of $22.6 million, plus transaction costs. Of the total purchase price of this transaction, $11.1 million was paid out of proceeds from the Company's line of credit, $2.0 million was paid from a contemporaneous minority equity investment in ExpoExchange by certain former ITS shareholders and the remainder was paid from existing cash. The acquisition was accounted as a purchase business combination. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $18.9 million. On the basis of an independent appraisal acquired intangibles are being amortized on a straight-line basis over periods ranging from 2 to 15 years, the expected period of benefit.

     On August 31, 1999, the Company, through TISI, acquired all the stock of Record Search, Inc. ("RSI") for an aggregate purchase price of $12.8 million, plus transaction costs. Of the total purchase price of this transaction, $9.0 million was paid out from existing cash and the balance in the form of a note to be paid over three years. The acquisition was accounted for under the purchase business combination. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $11.5 million, and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years, the expected period of benefit. On August 31, 2000 the Company paid the remaining balance due under the notes in connection with settlement of certain issues with the sellers of RSI. In connection with this settlement, two sellers, who had also been employees of RSI, terminated their employment with the Company.

     On November 11, 1999, the Company sold all of the outstanding stock of Corsearch and executed a non-compete agreement in consideration for approximately $20.0 million, plus additional consideration of $1.6 million for certain defined net assets resulting in a gain of $4.8 million.

     On January 31, 2000, the Company, through TISI, acquired substantially all of the assets of STA United, Inc. ("STA") for approximately $8.3 million. STA is a leading provider of drug testing services to the pre-employment screening industry.

      On March 15, 2000, the Company, through TISI, acquired the stock and/or assets of a group of ten companies collectively known as United States Mutual Association ("USMA"). The Company paid approximately $23.5 million plus transaction costs, with $15.2 million paid in cash and the balance ($8.3 million) in non-voting stock of TISI representing approximately 4.5% of the Company's interest in TISI. USMA provides pre-employment screening services to the retail industry, principally through a proprietary database of employee theft incident records. These acquisitions were accounted for under the purchase method of accounting and the Company is in the process of valuing the assets acquired. As a result of this transaction, the Company recorded a $6.0 million increase in additional paid-in capital on the issuance of 8,300 non-voting shares of TISI stock representing the difference between the Company's equity interest in TISI before and after the transaction.

     On April 14, 2000, the Company purchased a 4.7% common equity interest in Third Millennium Communications, Inc. ("TMC") for $5.0 million. TMC provides software development and consulting services primarily to internet related entities.

     On June 1, 2000, the Company, through Galaxy (now ExpoExchange), acquired substantially all of the assets of the E-Products division (ExpoExchange-interactive or "EEi") of TMC, in exchange for 6,133,590 non-voting LLC units of Galaxy (the "LLC units") valued at approximately $30.0 million, representing approximately 20% of Holdings LLC's interest in Galaxy. The Company has accounted for this transactions under the purchase method of accounting. As a result of this transaction, the Company recorded approximately $30.0 million increase in minority interest on the issuance of the LLC units. On the basis of an independent valuation, identifiable intangible assets of $6.7 million and goodwill of $23.0 million are being amortized on a straight - line basis primarily over a three year life.

     The following unaudited pro forma information is presented as if the Company had completed these acquisitions as of January 1, 1999. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at January 1, 1999, or of the future results of operations.

                    For the Three Months     For the Nine Months
                     ended September 30,      ended September 30,
                      2000         1999        2000       1999
                    --------     -------     --------   ----------
                          (In thousands)
                            (Unaudited)
Revenues            $ 30,553    $  34,699   $ 96,864    $ 96,716
Net income (loss)   $    224    $   (532)   $ (2,554)   $   (873)
EBITDA              $  3,137    $  8,927    $ 15,856    $ 20,919


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

     The Company's Business-to-Business Communications operations are conducted through several individual businesses, each of which is characterized by leading competitive positions within specialized vertical markets. Business-to-Business Communications includes: (i) GEM Communications, LLC, one of the world's leading owners and operators of trade shows and publisher of trade magazines directed to the international legalized gaming industry; (ii) Atwood Publishing, LLC, the largest domestic independent publisher of exposition and association related publications and directories; and (iii) ExpoExchange, LLC (formerly Galaxy Information Services, LLC), one of the largest independent providers of housing, travel, registration, exhibitor information, "lead" management services and internet-based market place and e-commerce services to the trade show, conference and convention industry in the United States.

     On September 1, 1998, GEM acquired all the stock of UK based InterGame Limited, the publisher of a leading series of publications for the international coin-operated amusement and gaming machines and amusement park businesses, for approximately $8.0 million.

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

     On December 24, 1999, Galaxy Expocard Europe B.V. (Galaxy Europe), a 73% owned subsidiary of Galaxy, was placed in court supervised administrative reorganization process. As a result, the Company no longer has effective management control over Galaxy Europe. Accordingly, effective January 1, 2000, Galaxy Europe is no longer included in the Company's consolidated results. Efforts to structure a reorganization of Galaxy Europe have not been successful and it is anticipated that the court will place Galaxy Europe into liquidation upon completion of its November 2000 trade show contracts. In December 1999, the Company wrote off its investment in Galaxy Europe.

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

     On June 1, 2000, the Company acquired substantially all of the assets of EEi, in exchange for non-voting LLC units valued at approximately $30.0 million in Galaxy Information Services, LLC. EEi is a leading provider of internet-based market place and e-commerce services to the trade show industry. The combined entity was renamed ExpoExchange, LLC.

RESULTS OF OPERATION

     Revenues. Revenues for the three and nine month periods ended September 30, 2000 totaled $30.6 million and $94.3 million, respectively, a decrease of $146,000 and an increase of $14.4 million (18%) over the same periods, respectively, in 1999. Business-to-Business Communications segment revenue totaled $15.3 million and $52.0 million for the three and nine months ended September 30, 2000, respectively, a decrease of $4.2 million (22%) and an increase of $3.3 million (7%), respectively, over the same 1999 periods. At ExpoExchange, increased demand for registration and exhibitor services (up 41% for the nine month period in 2000) and the growth of new lead management and interactive services contributed $ 5.9 million to revenue growth for the nine month period ended September 30, 2000 and inclusion of ITS (acquired May 1,
1999) contributed $6.0 million. Deconsolidation of Galaxy Europe resulted in $1.6 million less revenue during the nine month period ended September 30, 2000 as compared with the same period of 1999. At Atwood, increased demand for all product lines produced a 15% increase in net revenue during the first nine months of 2000 compared with the same 1999 period. At GEM, continuing consolidation of suppliers in the gaming industry resulted in reduced industry advertising expenditures. For the first nine months of 2000, net revenue at GEM's domestic and international publications declined approximately 20% compared with the same 1999 period. Trade show revenues for the three and nine month periods ended September 30, 2000 were $6.3 million lower than the comparable 1999 periods as the result of the change in timing of the World Gaming Congress & Expo (WGC&E) from September 1999 to October 2000. Cancellation of the Western Gaming Congress and postponement of Gaming for Africa Conference & Expo resulted in a $1.1 million decline in net revenue from GEM trade shows during the first nine months of 2000 compared with the same period in 1999.

     The Information Services segment produced revenue of $15.3 million and $42.3 million for the three and nine month periods ended September 30, 2000, respectively, an increase of $4.1 million (37%) and $11.1 million (35%), respectively, compared with the same periods in 1999. TISI's first nine months 2000 revenue increased 69% over the same 1999 period, due principally to increased pre-employment screening volume at DAC, a 32% increase in criminal records volume at CrimeSearch, and inclusion of RSI (acquired August 31, 1999), STA (acquired January 31, 2000) and USMA (acquired March 15, 2000), which together added $14.3 million to revenue growth. Exclusion of Corsearch (sold November 11, 1999) resulted in $6.2 million less revenue in the Information Services segment for the first nine months of 2000 compared with the same period in 1999.

     Operating Costs. Operating Costs increased $1.6 million (12%) and $7.2 million (20%) during the three and nine months ended September 30, 2000, respectively, compared with the same periods in 1999. Business-to-Business Communications segment first nine months 2000 Operating Costs increased $2.5 million (10%) compared with first nine months of 1999. Operating Costs at ExpoExchange and Atwood increased 58% and 8% ,respectively, on 46% and 15% higher revenue, respectively, principally reflecting increased volume, offset partially by lower operating costs at GEM (down $3.8 million - 60%) attributable principally to the timing of WGC&E.

     Information Services segment Operating Costs increased 43% during the first nine months of 2000 compared with the same 1999 period. The increase was attributable principally to higher criminal record and pre-employment screening volume at TISI and inclusion of RSI, STA and USMA, offset partially by exclusion of Corsearch from the segment.

     General and Administrative Expenses. General and Administrative Expenses increased $4.2 million (51%) and $8.2 million (34%) during the three and nine month periods ended September 30, 2000, respectively, compared with the same periods of 1999. During the first nine months 2000, compared with the same 1999 period, higher general and administrative expenses were attributable principally to the inclusion of RSI ($1.8 million), STA ($1.0 million), USMA ($1.1 million) and EEi ($1.8 million); increased corporate infrastructure ($3.4 million) at TISI, ExpoExchange and Atwood to support business expansion and acquisition integration; offset partially by cost reductions at GEM, lower Corporate business development costs and the exclusion of Corsearch.

     Depreciation and Amortization. Depreciation and Amortization increased $3.4 million (136%) and $5.7 million (87%) during the three and nine month periods ended September 30, 2000 compared with the same periods in 1999. During the first nine months of 2000, the increase resulted principally from amortization of intangible assets associated with the acquisitions of RSI, STA, USMA and EEi, to acquire data, expand exposition and trade show capacity and upgrade information technology, offset partially by exclusion of Corsearch. Depreciation and Amortization also included additional amortization ($618,000) resulting from the Company's decision to reduce the period of amortization from 15 to 10 years for intangible assets associated with the 1998 acquisition of a UK subsidiary, and on the basis of an independent valuation, to shorten the period of amortization for certain identified intangible assets related to the acquisition of ITS.

     Interest Expense. Interest Expense totaled $2.1 million and $8.3 million for the three and nine month periods ended September 30, 2000, respectively. Interest Expense results primarily from debt incurred in connection with the Recapitalization.

     EBITDA. EBITDA totaled $3.1 million and $19.2 million during the three and nine month periods ended September 30, 2000, respectively, a decrease of $6.1 million (66%) and $1 million (5%), respectively, over the same periods in 1999. The decrease during the first nine months of 2000 resulted from lower EBITDA in the Business-to-Business Communications segment (down $4.1 million - 33%) offset partially by higher EBITDA in the Information Services segment (up $3.6 million
- 38%) excluding the impact from the sale of Corsearch. Lower EBITDA in the Business-to-Business Communications segment resulted principally from timing of WGC&E ($4.0 impact) and inclusion of EEi ($2.7 million impact) from June 1, 2000, offset partially by increase EBITDA at the former Galaxy Information Services LLC operation and Atwood.

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

ACQUISITIONS AND DIVESTITURE


     On April 30, 1999, the Company, through Galaxy, acquired substantially all of the assets and assumed substantially all of the liabilities of ITS for an aggregate purchase price of $22.6 million plus transaction costs. Of the total purchase price of this transaction, $11.1 million was paid out of proceeds from the Company's line of credit, $2.0 million was paid from a contemporaneous minority equity investment in Galaxy Information Services, LLC by certain former ITS shareholders and the remainder was paid from existing cash. The acquisition was accounted for under the purchase method of accounting.

     On August 31, 1999, the Company, through TISI, acquired all the stock of RSI for an aggregate purchase price of $12.8 million plus transaction costs. Of the total purchase price of this transaction, $9.0 million was paid out from existing cash and the balance in the form of a note to be paid over three years. The acquisition was accounted for under the purchase method of accounting. On August 31, 2000 the Company paid the remaining balance due under the notes in connection with settlement of certain issues with the sellers of RSI. In connection with this settlement two seller, who had also been employees of RSI, terminated their employment with the Company.

     On November 11, 1999, the Company sold all of the outstanding stock of Corsearch and executed a non-compete agreement for approximately $20.0 million, plus additional consideration of $1.6 million for certain defined net assets.

     On January 31, 2000, the Company acquired substantially all of the assets of STA for approximately $8.3 million. STA is a leading provider of drug testing services to the pre-employment industry.

     On March 15, 2000, the Company acquired the stock and/or assets of a group of ten companies collectively known as USMA. The Company paid approximately $23.5 million plus transaction costs, with $15.2 million paid in cash and the balance in non-voting stock of TISI. USMA provides pre-employment screening services to the retail industry, principally through a proprietary database of employee theft incident records.

     On April 14, 2000, the Company purchased a 4.7% common equity interest in Third Millennium Communications, Inc. ("TMC") for $5.0 million. TMC provides development and consulting services primarily to internet related entities.

     On June 1, 2000, the Company acquired substantially all of the assets of EEi, the E-Products division of Third Millennium Communications, Inc. (TMC), in exchange for non-voting LLC units valued at approximately $30.0 million in Galaxy Information Services, LLC.

These acquisitions are being accounted for under the purchase method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

     In connection with the Recapitalization, the Company: (i) borrowed $13.0 million under a $25.0 million revolving senior credit facility (the "Senior Credit Facility") with First Union National Bank ("FUNB"); (ii) issued

$80.0 million aggregate principal amount of notes pursuant to a facility (the "Bridge Financing Facility") provided by First Union Corporation; and (iii) received $40.0 million of equity contributions (the "Equity Contributions") from VS&A-T/SF and Fir Tree. On October 29, 1997, the Company completed the private sale to First Union Capital Markets Corp. (the "Initial Purchaser") of $100.0 million principal amount of Senior Subordinated Notes due 2007 (the "Old Notes") at a price of 97% of the principal amount thereof. The Initial Purchaser resold the Old Notes to a limited number of qualified institutional buyers at an initial price to investors of 100% of the principal amount thereof, with net proceeds to the Company of $97.0 million (the "Offering"). The Offering was a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Rule 144A and Section 4 thereof. The net proceeds of the Notes sold pursuant to the Offering were applied to repay indebtedness incurred in connection with the Recapitalization under the Senior Credit Facility and the Bridge Financing Facility. On February 10, 1998, the Company offered to exchange up to $100.0 million aggregate principal amount of Old Notes for up to an equal aggregate principal amount of new notes (the "New Notes" and, together with the Old Notes, the "Notes"). The New Notes are obligations of the Company entitled to the benefits of the Indenture (the "Indenture") relating to the Old Notes and the form and terms of the New Notes are identical in all material respects to the form and terms of the Old Notes except that the New Notes have been registered under the Securities Act and do not contain terms with respect to transfer restrictions. On September 1, 1998, the Company purchased $1.5 million of the New Notes at a price below par.

     The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under the $25.0 million Senior Credit Facility. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for the Company's working capital, capital expenditures and other needs. No assurance can be given, however, that this will be the case. At December 31, 1999, the Company had $20 million outstanding under the Senior Credit Facility. The proceeds were invested in high-grade short-term securities to provide funds for general corporate purposes. In January 2000, the Company repaid these outstanding borrowings. As of September 30, 2000, the Company had $14.8 million of availability under the Senior Credit Facility. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. In addition, any future acquisitions by the Company would likely require additional financing.

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

     Capital Expenditures. Management anticipates that capital expenditures in 2000 will be approximately $8.3 million. The primary capital expenditures will be for computer equipment and software, and database acquisitions at TISI. TISI continues to offer its customers in the trucking industry credits for providing employment information to be utilized in its database, which credits can be used against charges for future services from such division. All of the credits earned are considered capital expenditures for the acquisition of such data. Management anticipates positive cash flow from operations in 2000, even after the anticipated capital expenditures for 2000. Although management believes that the Company's available cash reserves and cash flow will be adequate without the need during 2000 for additional Capital, except for possible future acquisitions, the Company is in the process of increasing the Senior Credit Facility to $45.0 million.

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


FORWARD-LOOKING STATEMENTS

     This Quarterly Report for the period ended September 30, 2000 as well as other public documents of the Company contains forward-looking statements which involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "seek," "plan," as well as variations of such words and similar expressions, are intended to identify forward-looking statements. While management believes these statements are reasonable, actual results could differ materially from those projected by such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits:

     Financial Data Schedule (Exhibit 27)

(b)  Reports on Form 8-K

     On August 14, 2000, the registrant filed an amendment on Form 8-K/A to its current report on Form 8-K filed on June 15, 2000 that included the financial statements of the E-Products Division of TMC required by Item 7 of the current report

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      November 14, 2000

                                      THE OFFICIAL INFORMATION COMPANY

                                      By /s/  Ian L.M. Thomas
                                        --------------------------------------
                                        IAN L. M. THOMAS
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                      By /s/  Steven J. Hunt
                                        --------------------------------------
                                        STEVEN J. HUNT
                                        CHIEF FINANCIAL OFFICER