Form 10-K
period 2000-12-31
OFFICIAL INFORMATION CO
filed 2001-04-02
CIK 847841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

       X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      __                       EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     __  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 30, 2001, 112,367 shares of common stock were outstanding, of which 72,367 were owned by VS&A T/SF, L.L.C. and 36,000 and 4,000 were owned by Fir Tree Value Fund LP. and Fir Tree Institutional Value Fund L.P., respectively.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     The Official Information Company (formerly known as T/SF Communications Corporation), a Delaware corporation formed in 1989 (together with its subsidiaries, the "Company"), is a business-to-business, communications and information services company which principally operates in two lines of business: (i) business-to-business and professional database information services ("Information Services") and (ii) business-to-business communications, publishing and related marketing services ("Business-to-Business Communications"). Information Services includes our subsidiary, Total Information Services, Inc. ("TISI"), which, with its proprietary databases, is a leading provider through DAC Services ("DAC") of comprehensive pre-employment screening information used by the trucking industry to facilitate compliance with U.S. Government regulations and is a leading provider of pre-employment screening services to the retail industry through United States Mutual Association ("USMA") acquired in March 2000, the healthcare industry through Healthcare Employment Screening ("HES") and various other industries through Record Search, Inc. ("RSI"), acquired by TISI in August 1999. In January 2000, TISI acquired STA United ("STA"), a leading provider of drug testing services to the trucking and other industries. The Company believes that TISI is the leading supplier of specialized pre-employment screening information to selected vertical markets. In connection with the acquisition of USMA in March 2000, TISI issued non-voting common stock to certain owners of the USMA business equal to approximately 4.5% of the outstanding stock of TISI.

     Business-to-Business Communications is conducted through several individual businesses, each of which is characterized by leading competitive positions within specialized vertical markets. Business to Business Communications includes: (i) Atwood Publishing, LLC (together with its subsidiary and affiliates, "Atwood"), the largest domestic independent publisher of exposition and association related publications and directories; (ii) ExpoExchange, LLC (together with its subsidiary and affiliates, "ExpoExchange"), formerly Galaxy Information Services, LLC ("Galaxy"), the largest independent provider of housing, travel, registration, exhibitor information and "lead" management services to the trade show and convention industry in the United States and
(iii) GEM Communications, LLC (together with its subsidiaries and affiliates, "GEM"), which owns and operates the World Gaming Congress(R), the world's largest trade show catering to the legalized gaming industry, and publishes trade magazines directed to the legalized gaming industry, including IGWB (formerly International Gaming and Wagering Business), a leading publication catering to gaming industry executives and UK based InterGame, InterGaming and InterPark, a leading series of publications for the international coin-operated amusement and gaming machines and amusement park businesses and Gaming for Africa a leading trade publication to the Sub-Saharan gaming industry. In April 1999, Galaxy acquired substantially all of the assets of International Travel Services, Inc. ("ITS"), a leading provider of housing and travel services to the trade show and convention industry. In June 2000 Galaxy (subsequently renamed ExpoExchange) acquired substantially all of the assets of the e-Products Division from Third Millennium Communications, Inc. ("3MC").

     The Company's consolidated net revenues and EBITDA (as defined herein) for the year ended December 31, 2000 were approximately $137 million and $31 million, respectively. Of such consolidated net revenues, approximately 42% represented Information Services and approximately 58% represented Business-to-Business Communications. Of such EBITDA, approximately 53% represented Information Services and approximately 47% represented Business-to-Business Communications. In November 1999, the Company sold Corsearch, Inc., the second largest provider in the United States of trademark and trade name research to law firms and corporations.

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

     As part of the Recapitalization, VS&A-T/SF and Fir Tree caused the Company, directly or indirectly, to contribute to TOIC Holdings, LLC, a subsidiary of the Company ("Holdings LLC"), substantially all of the assets and liabilities of the predecessors of Atwood, Galaxy and GEM in exchange for a $45.0 million preferred equity interest in Holdings LLC and VS&A-T/SF and Fir Tree contributed $4.5 million to acquire the common equity interests in Holdings LLC in the same proportion as their ownership of the common stock immediately following the consummation of the Recapitalization. These common equity interests in Holdings LLC and all earnings and losses in excess of the preferred stockholders' annual distributions are reflected as minority interests. The preferred equity interest held, directly or indirectly, by the Company carries an 11% annual distribution and, together with a voting agreement, gives the Company total voting, operational and management control of Holdings LLC. As part of the Recapitalization, Holdings LLC contributed substantially all of the assets of the predecessors of Galaxy, Atwood and GEM into several limited liability companies (the "Operating LLCs"). At the time of the Recapitalization, (i) 99% of the common equity interests of each Operating LLC were owned by Holdings LLC , which gave Holdings LLC voting, operational and management control of such entities and (ii) a 1% common equity interest of each Operating LLC was owned by T/SF Operating, LLC ("Operating LLC"). The preferred equity interest in Operating LLC was owned by Holdings LLC, which gave Holdings LLC voting, operational and management control of Operating LLC and the common equity interests of Operating LLC were held by VS&A-T/SF and Fir Tree in the same proportion as their ownership of the common stock immediately following the consummation of the Recapitalization. On December 31, 1998, Operating LLC was merged into Holdings LLC, with Holdings LLC being the surviving entity. As a result of such merger, Holdings LLC owned all of the common equity interests of each Operating LLC.

      In connection with the acquisition of ITS in April 1999, Galaxy issued non-voting membership units to certain former owners of the ITS business equal to approximately 6.9% of the outstanding membership units. In connection with the acquisition of the e-Products Division of 3MC in June 2000, Galaxy (renamed ExpoExchange) exchanged non-voting membership units to 3MC equal to approximately 20% of outstanding membership units for the e-Product Division assets. In January 2001, Holdings LLC acquired these membership units from 3MC. A chart illustrating the Company's ownership structure set forth above is available upon request. In lieu of such chart, which is unavailable on EDGAR, the following description is useful:

The Company conducts its business through several corporate and limited liability company subsidiaries as follows:

1. Corporate Subsidiaries: The Company owns, directly or indirectly, several active corporate subsidiaries through which it conducts certain of its businesses such as TISI.

2. Limited Liability Company Subsidiaries: The Company, together with certain of its active corporate subsidiaries, owns all of the outstanding preferred interest in Holdings LLC, which holds all of the outstanding voting interest in the several operating limited liability companies through which TOIC conducts certain of its business, such as GEM, Atwood and ExpoExchange. There are also common interests of Holdings LLC, which are held by Company's stockholders as described above.

     Holdings LLC, Operating LLC and the Operating LLCs are collectively referred to herein as the "LLC's." As a result of the control of the LLCs by the Company, the financial results of the LLCs are included in the consolidated financial statements of the Company as described more fully in the Notes of the Company's consolidated financial statements included herein.

INFORMATION SERVICES

     Information Services provides specialized information and database service principally to the pre-employment screening market through TISI. In November 1999, the Company sold Corsearch, the second largest supplier in the United States of trademark and trade name searches and information research.

TOTAL INFORMATION SERVICES, INC.

PRE-EMPLOYMENT SCREENING SERVICES

     TISI, through its on-line databases, provides pre-employment screening information and services to selected vertical markets that by government regulation or business characteristic require a comprehensive candidate background investigation prior to hiring.

     TISI has virtually instantaneous computer access to Motor Vehicle Records
(MVRs) maintained by 30 states and alternative methods to access the MVRs of the remaining states. In addition, TISI maintains a database which contains certain workers' compensation records from 14 states, which may be used by prospective employers either to detect employers that have been omitted by a prospective employee in his or her employment application or to determine job suitability. In 1998, TISI began offering a manual searching capability for many of those states which the workers' compensation records are not in TISI's database.

     TISI obtains its MVRs, workers' compensation and criminal records information from state or county archives, utilizing a nationwide network of agents and representatives, direct computer connections and proprietary databases. The information is resold at a mark-up over state and county fees for such information. In 2000, the information was resold to approximately 15,000 customers. Criminal records are maintained by approximately 3,300 jurisdictions in the U.S. and there is no single source for all such records. However, TISI can access for its customers criminal records from any U.S. jurisdiction requested by a customer. TISI's 20/20 criminal record database includes approximately 4.5 million records.

     Management believes that the pre-employment databases being created by TISI will become an increasingly valuable asset that will facilitate providing a full range of pre-employment products and services to a variety of vertical industries. In 1999, TISI acquired RSI, a leading provider of pre-employment screening services to the airline, staffing, high-tech and healthcare markets. In 2000, TISI acquired STA, a provider of pre and post-employment drug testing services, and USMA, a leading providor of pre-employment screening services to the retail industry, including a proprietary database of employee theft incident records.

     Employers who access TISI's services have the option to choose a customized package, including only those records that meet their specific pre-employment information needs through RSI and DAC's "Total Applicant Screening Services" product.

     For customers that want to perform their own background checks, TISI publishes The Guide, a publication available to the general public. The Guide lists thousands of telephone numbers and addresses for criminal record jurisdictions, state motor vehicle departments and colleges and universities, among others, which may be found helpful to those conducting their own background searches.

TRANSPORTATION INDUSTRY

     TISI, which since 1983 has operated its transportation services business under the trade name DAC Services, is the largest on-line supplier of comprehensive pre-employment screening information to the trucking industry and a provider of driving record-related and other risk assessment and underwriting information to the insurance industry. DAC, endorsed by the American Trucking Associations since 1986 and the trucking associations of 41 states, currently maintains a computer network providing on-line electronic access to a proprietary employment history database of over

3.9 million job records concerning over 2.2 million truck drivers. Management believes the demand for the information in its DAC database is driven primarily by federal government regulation, the Company's ability to provide the information on a timely basis and the Company's success in marketing to the "truckload" segment of the trucking industry, which historically exhibits high driver turnover. "Truckload" carriers, such as J.B. Hunt and Schneider, typically are differentiated from "route" carriers and "private fleet" carriers in that "truckload" carriers are hired by third parties and do not have the steady, predetermined routes of a "route" carrier, nor do they operate as an individual corporation's captive "private fleet" (e.g., a retailer's "private fleet" of delivery trucks). As a result, the Company believes the unpredictable nature of a driver's job for a "truckload" carrier leads to inherently high driver turnover, which can be more than 100% per year for some trucking companies. As federal regulations require extensive screening of new truck drivers, this high turnover rate creates demand for DAC's services.

RETAIL INDUSTRY

     On March 15, 2000, the Company acquired a group of ten affiliated companies collectively referred to as United States Mutual Association (USMA), a leading provider of pre-employment screening services to the vertical retail industry. Collectively, USMA is the nation's largest provider of retail employee theft incident records through its database of over 625,000 proprietary records. Similar to the DAC model, USMA's database consists of theft incident records contributed by USMA's clients. Through this proprietary relationship, USMA also provides criminal records, MVR's, drug tests and other pre-employment screening services to the retail industry.

HEALTHCARE INDUSTRY

     TISI formed Healthcare Employment Screening (HES) during 1998 to provide pre-employment screening services to the healthcare industry including home healthcare and nursing home markets. Much like the trucking industry, employers in these industries are required by Federal and various state regulations to conduct comprehensive background checks on prospective employees. HES offers a comprehensive pre-employment screening service to this industry.

CRIMINAL RECORDS SERVICES

     CrimeSearch, Inc., a wholly owned subsidiary of TISI, is a leading provider of criminal and civil court records and criminal record research to the pre-employment screening and legal industries. Through its network of over 750 researchers, CrimeSearch accesses criminal records in all counties in the United States, Puerto Rico, all US territories, the Canadian provinces and several other foreign countries.

DRUG TESTING SERVICES

     In January 2000, TISI acquired substantially all of the assets of STA, a leading provider of pre and post-employment drug screening services. With
14,000 clients, STA is believed to be the largest third party administrator of drug and alcohol testing services to the transportation industry and is endorsed by the American Trucking Association and 35 state trucking associations.

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

BUSINESS-TO-BUSINESS COMMUNICATIONS

     The Company's Business-to-Business Communications operations are conducted through several individual businesses, each of which is characterized by leading competitive positions within specialized vertical markets. Business-to-Business Communications includes: (i) GEM, the world's leading owner and operator of trade shows and publisher of trade magazines directed to the international legalized gaming industry; (ii) Atwood, the largest domestic independent publisher of exposition and association related publications and directories; and (iii) ExpoExchange, the largest independent provider of housing, travel, registration, exhibitor information and sales-lead management services to the trade show and convention industry in the United States

GEM COMMUNICATIONS

     GEM, founded in 1986, is the leading global provider of business information and marketing resources for the legalized gaming industry. GEM's trade show division owns and operates the World Gaming Congress and EXPO (WGC), the largest legalized gaming industry tradeshow in the world, as well as a number of regional tradeshows including Bingo World (operated but not owned), California Indian Gaming Summit and Slot Manager Institute. WGC traditionally has been held annually in Las Vegas during September or October of each year. Consequently, GEM's financial results are skewed towards the second half of the year. In 2000, WGC sold approximately 227,000 square feet of exhibition space and attracted approximately 28,000 attendees.

     GEM publishes several trade magazines directed to the legalized gaming industry, including IGWB and UK based InterGame, InterGaming and InterPark, a leading series of publications for the international coin-operated amusement and gaming machines and amusement park businesses. IGWB, with a qualified audited circulation of over 21,500, is a leading trade journal directed to the worldwide-legalized gaming industry. IGWB includes three quarterly publications
- - Indian Gaming Business, Lottery Business and Slot Manager. In addition, the Company publishes Casino Executive, a trade magazine directed to casino management executives in North America.

     Effective January 1, 2001, the Company acquired Casino Journal Publishing Group's trade assets which include the publications: Casino Journal, a monthly trade publication for domestic casino operators and manufacturers and The National Gaming Summary, an industry weekly newsletter. In addition, there are several tradeshows/conferences: Casino Ops; Southern Gaming Summit; American Gaming Summit; North American Gaming Summit and the Greater Atlantic City Chamber of Commerce Business to Business Expo, all GEM managed joint ventures.

     During 1998, GEM had a 49% interest in a company that owned Gaming for Africa Expo, a gaming tradeshow and conference held in South Africa, and Gaming for Africa, a leading trade magazine for gaming in Sub-Saharan Africa. Effective as of January 1, 1999, GEM acquired, in a series of transactions, 100% of the business of Gaming for Africa Expo and Gaming for Africa.

     On March 8, 2000, the Company announced that it was combining certain aspects of the businesses of Atwood and GEM. The combined business, is focused on (i) e-business solutions and enterprise portal web sites for specific vertical markets, (ii) trade magazine publishing and tradeshow organization and
(iii) custom publishing.

     In September 2000, GEM launched an international gaming portal WorldGamingLive.com. The site is a full service industry portal putting buyers and sellers together. Content includes World Gaming News, a free weekly newsletter, virtual tradeshow gaming stocks, tradeshow news and GEM news. The site is powered by ExpoEvent Services software.

ATWOOD PUBLISHING

     Atwood, founded in 1982, is a leading independent publisher of daily tradeshow and convention newspapers, directories, and related custom publishing products that are directed to the attendees of US tradeshows and conventions. Atwood competes primarily with trade magazines and the owners and operators of expositions with in-house publishing capabilities who participate only in their particular industry and do not have diverse markets or the capabilities of Atwood. Atwood also publishes the trade journal EXPO, the official publication of the International

Association of Exposition Management, and Presenting: Communications, a publication covering the audio-visual presentation industry, and maintains an Internet website which is a database for tradeshow managers and exhibitors.

     Approximately 77% of Atwood's 2000 revenues were derived from its publication of dailies and directories. During 2000, Atwood provided publishing, communication or promotional services to approximately 61,000 exhibitors at approximately 166 tradeshows and conventions, including 22 of the "Tradeshow 200" exhibitions. Of the 166 tradeshows to which Atwood provided services in 2000, 60% represented tradeshows served by Atwood in 1999. Related products provided by Atwood include pre- and post-convention materials, literature kiosks and LeSack, a plastic bag filled with literature, publications, product samples and other marketing information that is distributed to attendees. Atwood also produces advertising and marketing products such as Internet Guides, specialty products and restaurant and city guides distributed to show attendees. Atwood provides magazine publishing related services to trade associations, including editorial content, layout and design of trade publications, advertising sales and circulation services.

EXPOEXCHANGE

     Formed in June 2000, by the combination of Galaxy (founded in 1982), ITS (founded in 1948 and acquired in April 1999) and the e-Products Division of 3MC (acquired in June 2000). ExpoExchange markets its comprehensive housing, travel, registration, automated lead management and information services and Web event development services on an exclusive basis to trade associations, show managers, exhibitors and attendees of expositions, tradeshows and conventions. ExpoExchange serves over 75,000 exhibitors and over 4 million attendees annually. Among ExpoExchange's active clients are 72 of the "Tradeshow Week 200" exhibitions, including three of the top five such exhibitions. Of the 400 plus shows ExpoExchange provided services to in 2000, 81% represented tradeshows served in 1999.

     ExpoExchange's proprietary ExpoCards are utilized in the registration process to allow convention and trade show exhibitors to digitally capture and utilize attendee information for sales lead collection and management. ExpoExchange ExpoCard technology encodes attendee registration data on a magnetic stripe attached to a plastic card or on a computer chip "smartcard" which can be read by tradeshow and convention exhibitors renting ExpoExchange ExpoCard readers. ExpoExchange Show Floor Services allow attendees to leave and retrieve messages on-line at internet cafes and kiosks established on site for a fee, and permit show operators to receive information on-line including demographic data, attendance results and exhibit visitation patterns.

     In 2000, several new registration, housing and sales lead products were introduced. ExpoCard Connect allows exhibitors to create a custom qualification survey and lead capture system on their own laptop computer. ExpoCard Connect Pro allows exhibitors to transfer sales leads directly from their booths to their offices or fulfillment houses via the internet. ExpoCard Connect Mobile is a compact, wireless lead collection and qualification system. ExpoCard Web uses internet technology to transfer lead data from ExpoCard systems to the exhibitor's own ExpoCard lead management web site. ExpoExchange Web Registration offers the ability to conveniently register for an event "anyplace, anytime" online. ExpoExchange Registration Manager gives clients direct 24-hour access to their registration database over the Internet. For housing clients, ExpoExchange Destination Manager allows tradeshow attendees to register, purchase event tickets, browse listings of available hotels, book a room, and arrange flights over the Internet. ExpoExchange Online Services include a suite of internet based products that enable trade associations and show managers to extend and compliment their physical tradeshow event with an all year Web based event where exhibitors, attendees and other industry professionals can interact before, during and after the physical show.

     Several of ExpoExcxhange's customers hold tradeshows on a bi-annual or tri-annual basis. Consequently, Expo Exchange's revenues vary from year to year. The following table sets forth, for the years ended December 31, 2000, 1999 and 1998, the percentage of revenues of ExpoExchange generated from trade shows of varying frequencies.



                                                                                 YEARS ENDED DECEMBER 31,
                                                                               --------------------------
                                                                                2000      1999      1998
                                                                                ----      ----      ----
            Annual Shows...................................................       92%       93%       90%
            Bi-Annual Shows................................................        5         3         9
            Tri-Annual Shows...............................................        2         4         1
            Other Shows....................................................        1         0         0
                                                                               -----     ------    -----
                                                                                 100%      100%      100%
                                                                                 ====      ====      ====



COMPETITION

     Each of the Company's businesses is in competition with other suppliers and vendors of services or products similar to those provided by the Company and several of such competitors are significantly larger and have greater resources than the Company. The following is a brief description of the competitive environment in which each of the Company's businesses operates.

TISI

     TISI has a leading market position in the trucking and retail industries. In the insurance industry, there are two TISI competitors, which are significantly larger and sell significantly more MVRs than TISI, as well as many regional providers. Choice Point, Pinkerton, Hirecheck and Kroll Background America are the largest national competitors in the employment screening market along with several regional competitors. Some of these competitors have significantly greater resources than TISI. Management believes that no other competitor has developed a national vertical market strategy based on the DAC proprietary employment history database concept.

ExpoExchange

     ExpoExchange competes in a variety of exhibition services segments including registration, lead management, show floor services, housing and travel. ExpoExchange has two significant competitors, both of which provide services to fewer shows in any given year than ExpoExchange and management believes that they do not possess the resources of the Company. There are also smaller and regional competitors as well as some large companies which provide other exposition services which compete in certain aspects of ExpoExchange's business. ExpoExchange also encounters competition from a number of start-up companies offering Internet based housing and registration services.

Atwood

     As a custom publisher, Atwood competes primarily on price, quality and service and has been successful by targeting the publishing needs of the tradeshow, convention and trade association market. Outside of that market, there are many custom publishers, some with significantly greater resources than the Company. In the tradeshow, convention and trade association market, there are competitors which, while concentrating on another set of services they perform for their customers, will also provide publishing services as part of their package of services. While several of these competitors are significantly larger than Atwood, management believes that stronger competitors are tradeshows or associations with "in house" publishing capabilities and trade magazine publishers with specialized knowledge in the industry that is the subject of the tradeshow or convention.

GEM

     In the gaming tradeshow business, there are a number of smaller US shows, a large show held in London each year (ATEI), and a variety of smaller niche or regional shows and conferences throughout the world. A few of these are owned or managed by competitors which are significantly larger than GEM.

     From a publishing standpoint, there are several successful magazines and newsletters serving vertical niches of the gaming industry in the US and worldwide industry, such as lotteries and pari-mutuals. Internationally, there are a few magazines, particularly in Europe, which successfully serve the casino industry and compete with the Company. To management's knowledge, none of such competitors are significantly larger than GEM. In addition, GEM must compete with other media for advertising dollars, such as direct mail and direct selling. The latter is particularly important for potential US casino advertisers, as so much of the industry is concentrated in a few locations.

SEASONAL FACTORS

     The exposition services business is affected by the timing of conventions and tradeshows, with most such shows operating in the March-May and September-November time frames. GEM's results are significantly impacted by the timing of WGC, its largest owned tradeshow, which was held in September 1998 and 1999, and October 2000.

EMPLOYEES

     As of February 28, 2001, the Company employed 1,091 persons on a full-time basis including 459 in Information Services, 625 in Business-to-Business Communications and seven at the Company's corporate offices. None of the Company's employees are subject to collective bargaining agreements. The Company considers relations with its employees to be satisfactory. Most employees are salaried, with sales personnel receiving commissions on sales.

FINANCIAL INFORMATION

     For financial information regarding the Company's business segments, see
Note 10 of Notes to Consolidated Financial Statements.

GOVERNMENT REGULATION

     As a "consumer-reporting agency," TISI is subject to the provisions of the Fair Credit Reporting Act ("FCRA") and similar acts existing in the states and is regulated by the FTC under the Federal Trade Commission Act. Under the FCRA, a consumer-reporting agency may furnish a "consumer report" to a customer only for a permissible purpose allowed by the FCRA. Permissible purposes include extension or review of credit, collecting an account, employment purposes, underwriting of insurance, determining eligibility for a license or permit granted by a governmental entity, or in connection with a business transaction involving the consumer. All reports of TISI are treated by TISI as consumer reports for purposes of the FCRA. In addition, TISI's Total Applicant Screening reports are treated by TISI as "investigative consumer reports" within the meaning of that term under the FCRA because they involve contacting third parties. Certain additional restrictions apply to these reports.

     The FCRA requires a consumer-reporting agency to maintain reasonable procedures designed to ensure that the restrictions on the use of certain information are not violated. In addition, a consumer reporting agency must follow reasonable procedures to assure maximum possible accuracy of the information concerning the consumer about whom the report relates. The FCRA also requires a consumer-reporting agency, upon request from a consumer, to disclose all information about that consumer in its file, together with the source and the recipients of the information. In some cases, this information must be delivered to the consumer at no cost, and in others the agency may charge a reasonable fee. TISI does not charge a fee to a driver or other individual or entity about whom or which data is provided to a customer if that individual or entity has been turned down for a job or denied insurance within the last 30 days. Otherwise, TISI may charge a $10 fee.

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

     While the FCRA provides for civil liability sanctions against a consumer-reporting agency by a consumer for willful or negligent noncompliance with the FCRA, and criminal penalties for willful violations, by complying in good faith with the FCRA, TISI is protected from liability by the FCRA even if there are inadvertent errors in the information provided. TISI has developed and implemented internal policies designed to help ensure that background information retrieved by it concerning a consumer is accurate and that it otherwise complies with the provisions of the FCRA and applicable state laws. In addition, each customer of TISI is required to sign a user agreement, in which the customer agrees to accept responsibility for using information provided by TISI in accordance with the provisions of the FCRA, the ADA and local laws. TISI also has internal checks in place regarding access and release of such information. The Company currently maintains liability insurance to cover claims by customers or the subjects of reports for alleged inaccurate information or misuse of information.

     In the 16 years it has been in business, TISI has not been found liable for any violations of the FCRA, the ADA or similar state laws. The Company did settle a few cases out of court for a nominal amount to avoid litigation expenses. There can be no assurance, however, that the Company will not be found liable for any such violations and that, if found so liable, the Company will not be subject to adverse judgments in substantial amounts. In addition, there can be no assurance that the FCRA, the ADA or similar state laws will not be amended or subjected to different judicial or administrative interpretation in the future. It is not possible at this time to predict the impact that any such change might have on the Company's results of operations, financial condition or liquidity.

     The Department of Transportation ("DOT") is in the process of proposing and promulgating revised regulations which, among other things, concern the requirements for pre-employment screening of truck drivers. It is not possible at this time to predict the impact that such regulations, if adopted, might have on the Company's results of operations, financial condition or liquidity. If adopted in their current form, such regulations would likely provide a greater demand for access to employment history, MVRs and drug and alcohol test results of truck drivers, such as the information provided by the Company.

     The Driver's Privacy Protection Act ("DPPA") and similar state laws restrict disclosures of certain information held by state department of motor vehicles. The DPPA currently permits disclosure of this information in connection with matters relating to motor vehicle or driver safety and to verify information relating to a holder of a commercial driver's license Some of the states have adopted laws that are more restrictive than the DPPA. There can be no assurance that the DPPA or similar state laws will not be amended or subjected to different judicial or administrative interpretation in the future that restrict TISI's ability to obtain such information.

FOREIGN SALES

     The Company's net revenues for 2000, 1999, and 1998 to customers outside the U.S. and Canada were $4.1 million, $8.1 million, and $5.1 million, respectively, representing 3.0%, 7.5%, and 5.8% of net revenues, respectively. All of such net revenues are attributable to Business-to-Business
Communications.

TRADEMARKS, LICENSES AND PATENTS

     The Company has registered numerous trademarks, including ExpoExchange(R), DAC Services(R), EXPO(R), World Gaming Congress(R) and IGWB(R), in the United States and, in certain cases, in foreign countries in which the Company does business. The Company believes that it owns or licenses all intellectual property rights necessary to conduct its business.

ITEM 2. PROPERTIES

     The Company conducts its principal operations at the facilities set forth below:




                         LOCATION                             SQUARE FOOTAGE               LEASED/OWNED
                         --------                             --------------               ------------
Information Services:
     Tulsa, Oklahoma (TISI)                                     62,178          Leased (Expires October 2006)
     Hollywood, Florida (TISI/RSI)                              13,958          Leased (Expires December 2001)
     Lincolnwood, Illinois (TISI/CrimeSearch)                    6,915          Leased (Expires May 2001)
     Chicago, Illinois (TISI/CrimeSearch)                          846          Leased (Expires 2001)
     Lincoln, Nebraska (TISI/STA)                               11,719          Leased (Expires 2003)

Business to Business Communications:
     Frederick, Maryland (ExpoExchange)                         56,000          Leased (Expires January 2003)
     Deerfield, Illinois (ExpoExchange/ITS)                     30,730          Leased (Expires September 2005)
     Atlanta, Georgia (ExpoExchange                              8,848          Leased (Expires May 2001)
     Overland Park, Kansas (Atwood)                             23,179          Leased (Expires September 2005)
     New York, New York (GEM)                                    2,504          Sub-leased (Expires October 2001)
     Las Vegas, Nevada (GEM)                                     2,676          Leased (Expires May 2003)
     Norwalk, Connecticut (GEM)                                  1,500          Leased (Expires December 2003)

Corporate:
     New York, New York                                          1,679          Leased (Expires October 2003)



     Management believes that its facilities are suitable and adequate for its immediate needs and that additional or substitute space is available if needed to accommodate expansion.

     In connection with the USMA acquisition, the Company acquired a 16,235 square foot facility in Simi Valley, California, which is currently for sale.

     The Company sold its corporate office in Tulsa, Oklahoma in 1998.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     After giving effect to the Recapitalization consummated on February 27, 1998, VS&A-T/SF and Fir Tree owned approximately 64.4% and 35.6% of the common stock, respectively. VS&A-T/SF is controlled by VS&A Communications Partners II, L.P. ("VS&A Fund II"), a private equity fund affiliated with Veronis, Suhler & Associates, Inc. ("VS&A"), an investment banking and research firm specializing in the media and communications industry. Other investors in VS&A-T/SF include two institutional investors and an affiliate of Ian L. M. Thomas, the President and Chief Executive Officer of the Company. There is no established public trading market for the Company's common stock. No dividends were declared or paid during 1998, 1999 and 2000. The terms of the Company's $25 million Credit Agreement (increased to $40 million on February 2, 2001) and 10 3/8 % Senior Subordinated Notes due 2007 (the "Notes") currently restrict the ability of the Company to pay dividends or make distributions to its shareholders. See the consolidated financial statements of the Company and the notes thereto.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial data for each of the last five years.


                                                                              YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------------------------------
                                                             2000       1999 (2)     1998 (2)      1997 (2)        1996
                                                             ----       --------     --------      --------        ----
                                                                               (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA (1):
  Revenues, net
    Information Services (a)...............               $ 57,474      $ 41,832     $ 36,055     $ 31,363       $ 23,925
    Business-to-Business Communications (b)....             79,208        65,877       52,166       43,353         42,891
                                                          --------      --------     --------     ----------     --------
         Total revenues........................            136,682       107,709       88,221       74,716         66,816
  Costs and Expenses
    Operating costs............................             62,110        48,435       39,520       35,735         40,314
    General and administrative expenses........             44,367        34,046       27,033       24,814         15,207
    Recapitalization and reorganization expenses               593             -            -       21,774              -
    Depreciation and amortization..............             19,717        10,998        7,078        4,996          4,018
                                                          --------      --------     --------     ----------     --------
  Total expenses...............................            126,787        93,479       73,631       87,319         59,539
                                                          --------      --------     --------     ----------     --------
  Operating income (loss)......................              9,895        14,230       14,590      (12,603)         7,277

    Interest and other income..................                939            84          422        1,091          1,826
  Interest expense.............................             11,580        10,792       10,676        3,696            581
                                                          --------      --------     --------     ----------     --------

  (Loss) income before income taxes and other items           (746)        3,522        4,336      (15,208)         8,522
    Impairment of investment ..................             (4,518)            -            -            -              -
    Income tax benefit (expense)...............                449        (2,944)      (1,329)       2,636         (3,101)
  Minority interest in consolidated subsidiaries             5,160          (455)      (2,491)           -              -

  Net (loss) gain on disposal of subsidiaries..                (59)        4,842            -            -              -
                                                          --------      --------     --------     ----------     --------

    Net income (loss)..........................            $   286      $  4,965     $    516     $(12,572)      $  5,421
                                                          ========      ========     ========     ==========     ========





                                                                           YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------------------------
                                                          2000         1999         1998         1997          1996
                                                        ----------  ----------  -------------  -----------  -------------
                                                                               (DOLLARS IN THOUSANDS)
OTHER FINANCIAL DATA (1):
  Capital expenditures.........................          $  7,570      $  6,692     $  6,503     $  5,541       $  2,641
  EBITDA (3)...................................            30,205        26,067       22,044       15,258          13,121
  EBITDA margin (3)............................             22.1%         24.2%        24.9%        20.1%           19.1%
  Ratio of earnings to fixed charges (4).......              .55x          1.3x         1.4x         --             15.7x




                                                                                          AS OF DECEMBER 31,
                                                                                ----------------------------------
                                                                                         2000            1999
                                                                                         ----            ----
BALANCE SHEET DATA:
  Cash and equivalents.........................................................      $     795       $  32,162
  Total assets.................................................................        157,338         122,130
  Total debt...................................................................        116,274         122,317
  Stockholders' deficit........................................................        (40,387)        (49,228)



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

     (a) With respect to Information Services, the Company acquired Corsearch and CrimeSearch in August 1996. Corsearch was sold in November 1999. In September 1999, the Company acquired RSI. In January 2000, the Company acquired STA and in March 2000, the Company acquired USMA.

     (b)  With respect to Business -to- Business Communications, the Company:
          (i) acquired 88% of Casino Publishing Co. effective February 1, 1997 and the remainder effective January 31, 1998 (ii) acquired a majority of Galaxy Expocard Europe, B.V. in May 1997, (iii) acquired IGBE in June 1998 and (iv) acquired InterGame, Limited in September 1998. In January 1999, the Company acquired the remaining 51% interest in Gaming for Africa and in April 1999, acquired substantially all of the assets of ITS. In April 2000, the Company purchased a 4.7% common equity interest in 3MC (subsequently sold back to 3MC in January 2001) and in June 2000 acquired the e-Products Division of 3MC.

(2) Certain 1999, 1998 and 1997 account balances have been reclassified to conform to the 2000 consolidated financial statement presentation.

(3) EBITDA is included because management believes that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest expense, repay debt and make capital expenditures. Excluded from EBITDA are interest expense, income taxes, depreciation and amortization, recapitalization and reorganization expenses, unusual gains and losses (including gains on disposition of real estate in 1998, provision for loss on disposition of subsidiary in 1999, and impairment of investments in 2000), minority interest in consolidated subsidiaries, discontinued operations, extraordinary loss, net of tax, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. EBITDA margin represents EBITDA as a percentage of total revenues.

(4) In computing the ratio of earnings to fixed charges: (a) earnings have been based on income from continuing operations before income taxes and fixed charges and (b) fixed charges consist of interest and amortization of debt discount expense, and the interest component of rent expense. Such component was estimated at the current year weighted average interest rate for capital leases.

FORWARD-LOOKING STATEMENTS

     This Annual Report for the year ended December 31, 2000, as well as other public documents of the Company contains forward-looking statements which involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Annual Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "seek," "plan," as well as variations of such words and similar expressions, are intended to identify forward-looking statements. While management believes these statements are reasonable, actual results could differ materially from those projected by such forward-looking statements. See "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

     Effective January 31, 1998, the Company acquired the remaining 12% minority interest in Casino Publishing Company. In June, 1998, GEM acquired all the assets and rights to the International Gaming Business Exposition, a conference and trade show serving the casino gaming industry. On September 1, 1998, GEM acquired all the stock of UK based InterGame Limited, the publisher of a leading series of publications for the international coin-operated amusement and gaming machines and amusement park businesses.

     During 1998, GEM had a 49% interest in a company that owned Gaming for Africa Expo, a gaming trade show and conference held in South Africa, and Gaming for Africa, a leading trade magazine for gaming in Sub-Saharan Africa. Effective as of January 1, 1999, GEM acquired, in a series of transactions, the business of Gaming for Africa Expo and Gaming for Africa. In May 1999, the Company acquired substantially all of the assets of ITS, a major provider of housing and travel services to the tradeshow and convention industry. In connection with this transaction, two of the former owners of ITS, who remain as key executives, invested $2 million of their proceeds in non-voting membership units of ExpoExchange. In September 1999, the Company acquired all of the outstanding stock of RSI, a leading provider of pre-employment screening services. In November 1999, the Company sold 100% of the outstanding stock of Corsearch.

     On December 24, 1999, Galaxy Expocard Europe B.V. (Galaxy Europe), a 73% owned subsidiary of Galaxy, was placed in court supervised administrative reorganization process. As a result, the Company no longer has effective management control over Galaxy Europe. Accordingly, effective January 1, 2000, Galaxy Europe is no longer included in the Company's consolidated results. Efforts to structure a reorganization of Galaxy Europe have not been successful and the Dutch court has placed Galaxy Europe into liquidation. In December 1999, the Company wrote off its investment in Galaxy Europe.

     On January 31, 2000, the Company acquired substantially all of the assets of STA, a leading provider of drug testing services to the pre-employment screening industry.

     On March 15, 2000, the Company acquired the stock and/or assets of a group of ten companies collectively known as United States Mutual Association ("USMA"), a leading provider of pre-employment screening services to the retail industry, principally through a proprietary database of employee theft incident records.

     On April 14, 2000, the Company purchased a 4.7% common equity interest in Third Millennium Communications, Inc. ("3MC") for $5.0 million. 3MC provides development and consulting services primarily to Internet related entities.

     On June 1, 2000, the Company acquired substantially all of the assets of the e-Products Division of 3MC, in exchange for non-voting LLC units valued at approximately $30.0 million in Galaxy Information Services, LLC. The e-Products Division is a leading provider of internet-based market place and e-commerce services to the tradeshow industry. The combined entity was renamed ExpoExchange, LLC.

     All of the above acquisitions have been accounted for as purchase business combinations and are included in the Company's consolidated results from the date of acquisition.

     During the fourth quarter of 2000, the Company determined that its investment in Gaming for Africa had become impaired and a provision has been recorded to recognize this impairment.

     Subsequent to December 31, 2000, the Company sold its stock in 3MC back to 3MC for $500,000. A write down to recognize the impairment of this investment has been recorded at December 31, 2000. On February 2, 2001, the Company acquired the 3MC non-voting units in ExpoExchange for $15.5 million. The Company has subsequently restructured the e-Products Division organization and management at a cost of approximately $720,000. The restructuring resulted in the elimination of approximately 40 positions.

CONSOLIDATED OPERATIONS

     The following table summarizes the Company's historical results of operations as a percentage of revenue for the years ended December 31, 2000, 1999, and 1998:



                                                                                 YEARS ENDED DECEMBER 31,
                                                                        ---------------------------------------
                                                                            2000         1999           1998
                                                                            ----         ----           ----
Revenues:
     Information Services.............................................       42.0%        38.8 %        40.9 %
     Business-to-Business Communications..............................       58.0         61.2          59.1
                                                                            -----        -----         -----
          Total revenues..............................................      100.0        100.0         100.0
Costs and Expenses:
     Operating costs..................................................       45.5         45.0          44.8
     General and administrative expenses..............................       32.5         31.6          30.6
     Reorganization expenses..........................................        0.4          --            --
     Depreciation and amortization....................................       14.4         10.2           8.0
                                                                            -----        -----         -----
          Total expenses..............................................       92.8         86.8          83.6
                                                                            -----        -----         -----
Operating Income  before interest and income taxes....................        7.2%        13.2%         16.5%
                                                                            =====        =====         =====
EBITDA margin.........................................................       22.1%        24.2%         24.9%
                                                                            =====        =====         =====



RESULTS OF OPERATIONS

     Year Ended December 31, 2000 Versus Year Ended December 31, 1999

     Revenues. Net revenues of $136.7 million for the year ended December 31, 2000 were $29.0 million (27%) higher than 1999. Business-to-Business Communications segment revenue totaled $79.2 million for the year ended December 31, 2000, an increase of $13.3 million (20%), over 1999. ExpoExchange contributed $11.2 million to the 2000 revenue growth. ExpoExchange's growth resulted principally from increased registration and exhibitor volume, the growth of new lead management and interactive services, inclusion of a full year of ITS compared with eight months in 1999 ($6.5 million impact) and inclusion of e-Products Division from June 1, 2000. Excluding the impact of ITS and the e-Products Division, ExpoExchange's revenue increased 18%, including the effect of several bi-annual shows. At Atwood, growth in new dailies and directories business and continued expansion of proprietary publishing led to an 18% increase in revenue for the year ended December 31, 2000, compared with 1999. At GEM, continuing consolidation of suppliers in the gaming industry resulted in reduced industry advertising expenditures. For the year ended December 31, 2000, net revenue at GEM's domestic and international publications declined approximately 13% compared with the same 1999 period. A record 17% increase in revenue from World Gaming

Congress & Expo held in October 2000, was mostly offset by cancellation of the Western Gaming Congress and Gaming for Africa Expo.

     The Information Services segment produced revenue of $57.5 million for the year ended December 31, 2000, an increase of $15.6 million (37%) over the same period in 1999. TISI's 2000 revenue increase of 66% over 1999 more than offset the $7.1 million revenue reduction resulting from sale of Corsearch in November 1999. TISI's 2000 revenue growth resulted principally from increased criminal record volume, higher pre-employment screening volume at DAC ($3.0 million) and inclusion of a full year of RSI (acquired September 1, 1999), STA from February 1, 2000 and USMA from March 15, 2000, which together added $18.7 million to revenue growth. Excluding the impact of acquisitions and the Corsearch sale, 2000 Information Services segment revenue increased 13%.

     Operating Costs. Operating costs of $62.1 million for the year ended December 31, 2000, increased by $13.7 million (28%) compared with the same period in 1999. Operating costs of the Business-to-Business Communications segment of $40.2 million, increased by $6.5 million (19%) during 2000, on 20% higher revenue, compared with 1999. This growth was attributable principally to increased volume at Atwood and Expo and the inclusion of acquisitions completed during 1999 and 2000.

     Operating costs of the Information Services segment of $21.9 million, increased $7.2 million (49%) during 2000, compared with 1999, on 37% higher revenue. The increase was attributable principally to higher criminal record and pre-employment screening volume at TISI, inclusion of RSI, STA and USMA offset partially by exclusion of Corsearch from the segment after November 11, 1999.

     General and Administrative Expenses. General and administrative expenses of $45.0 million, increased $10.9 million (32%) for the year ended December 31, 2000, compared with the same period in 1999. Higher general and administrative expenses were principally due to the inclusion of RSI ($2.0 million), STA ($1.5 million), USMA ($1.6 million) and e-Products Division ($3.9 million); increased corporate infrastructure ($4.1 million) at TISI, ExpoExchange and Atwood to support business expansion and acquisition integration; offset partially by cost reductions at GEM, lower Corporate business development costs and the exclusion of Corsearch. General and administrative expenses at TISI include $593,000 of non-recurring reorganization expenses incurred in connection with integration of the USMA acquisition.

     Depreciation and Amortization. Depreciation and amortization totaled $19.7 million during 2000, an increase of $8.7 million (79%) compared with 1999. The increase resulted principally from amortization of intangible assets associated with the acquisitions of RSI, STA, USMA and e-Products Division, and capital spending to acquire data, expand exposition and trade show capacity and upgrade information technology, offset partially by exclusion of Corsearch. Depreciation and amortization also included additional amortization ($618,000) resulting from the Company's decision to reduce the period of amortization from 15 to 10 years for intangible assets associated with the 1998 acquisition of a UK subsidiary, and on the basis of an independent valuation, to shorten the period of amortization for certain identified intangible assets related to the acquisition of ITS. During the fourth quarter of 2000, the Company determined that certain intangible assets related to a foreign subsidiary and a domestic acquisition had become impaired. Accordingly, the Company recorded a $983,000 provision, which is included in depreciation and amortization, to recognize this impairment.

     Interest Expense. Interest expense totaled $11.6 million for the year ended December 31, 2000, compared with $10.8 million during 1999. Interest expense results primarily from debt incurred in connection with the Recapitalization. The increase of $788,000 (7%) resulted from increased utilization of the Company's Senior Credit Facility.

     EBITDA. EBITDA increased $4.1 million (16%) to $30.2 million for the year ended December 31, 2000, compared with $26.1 million for the same period in 1999. The increase over 1999 was attributable principally to higher EBITDA in the Information Services segment (up $4.2 million - 31%), and lower corporate and business development costs (down $1.3 million), partially offset by lower EBITDA in the Business-to-Business Communications segment ($1.2 million). EBITDA in the Information Services segment excludes the non-recurring reorganization costs ($593,000) incurred at TISI. Excluding the impact of acquisitions and dispositions, EBITDA in the Business-to-Business Communications and Information Services segments increased 26% and 14%, respectively, for the year ended December 31, 2000, compared with the same period in 1999. 2000 EBITDA in total, excluding the impact of acquisitions, increased 21% over 1999.

     EBITDA is included because management believes that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest expense, repay debt and make capital expenditures. Excluded from EBITDA are interest expense, income taxes, depreciation and amortization, recapitalization and reorganization expenses, unusual gains and losses (including gains on disposition of real estate in 1998, provision for loss on disposition of subsidiary in 1999, and impairment of investments in 2000), minority interest in consolidated subsidiaries, discontinued operations, extraordinary loss, net of tax, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. EBITDA margin represents EBITDA as a percentage of total revenues.

ACQUISITIONS AND DIVESTITURE

     On April 30, 1999, the Company, through Galaxy (now ExpoExchange), acquired substantially all of the assets and assumed substantially all of the liabilities of ITS for an aggregate purchase price of $22.6 million plus transaction costs. Of the total purchase price of this transaction, $11.1 million was paid out of proceeds from the Company's line of credit, $2.0 million was paid from a contemporaneous minority equity investment in Galaxy by certain former ITS shareholders, and the remainder was paid from existing cash.

     On August 31, 1999, the Company, through TISI, acquired all the stock of RSI for an aggregate purchase price of $12.8 million plus transaction costs. Of the total purchase price of this transaction, $9.0 million was paid out from existing cash and the balance in the form of a note to be paid over three years. On August 31, 2000, the Company paid the remaining balance due under the notes in connection with settlement of certain issues with the sellers of RSI. In connection with this settlement two sellers, who had also been employees of RSI, terminated their employment with the Company.

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

     On March 15, 2000, the Company acquired the stock and/or assets of a group of ten companies collectively known as USMA. The Company paid approximately $23.5 million plus transaction costs, with $15.2 million paid in cash and the balance in non-voting stock of TISI. The Company incurred $196,000 of severance costs which were accrued as a liability assumed in the acquisition. USMA provides pre-employment screening services to the retail industry, principally through a proprietary database of employee theft incident records.

     On April 14, 2000, the Company purchased a 4.7% common equity interest in 3MC for $5.0 million. 3MC provides development and consulting services primarily to Internet related entities.

     On June 1, 2000, the Company acquired substantially all of the assets of the e-Products Division of 3MC, in exchange for non-voting LLC units valued at approximately $30.0 million in Galaxy.

These acquisitions were accounted for under the purchase method of accounting.

     Year Ended December 31, 1999 Versus Year Ended December 31, 1998

     Revenues. Revenues of $107.8 million for the year ended December 31, 1999 were $19.2 million (22%) higher than 1998. Business-to-Business Communications segment revenue totaled $65.9 million for the year ended

December 31, 1999, an increase of $13.7 million (26%) over 1998. Galaxy (now ExpoExchange) contributed $9.3 million to the 1999 revenue growth. Galaxy's growth resulted principally from increased registration and exhibitor volume, the growth of new lead management and interactive services and inclusion of ITS ($8.0 million) from May 1, 1999. Excluding the impact of ITS, Galaxy's revenue increased 8%, despite the absence of several bi-annual shows. At Atwood, growth in new directories business, a strong increase in new digital products and expansion of proprietary publishing led to a 7% increase in revenue for the year ended December 31, 1999 compared with 1998. The inclusion of InterGame ($3.2 million) and Gaming for Africa ($628,000) which were not included in consolidated results until September 1, 1998 and January 1, 1999, respectively, contributed to a 26% increase in 1999 revenue at GEM. Excluding the impact of acquisitions, Business-to-Business Communications segment revenue increased 8% in 1999.

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

     Operating Costs. Operating Costs of $48.4 million for the year ended December 31, 1999, increased by $8.9 million (23%) compared with the same period in 1998. Operating Costs of the Business-to-Business Communications segment of $33.8 million, increased by $7.3 million (28%) during 1999, on 26% higher revenue, compared with 1998. This growth was attributable principally to increased volume at Atwood and Galaxy and the inclusion of InterGame, Gaming for Africa and ITS, which were not included in consolidated results until September 1, 1998, January 1, 1999 and May 1, 1999, respectively.

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

     The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt of the Company. The Notes are guaranteed on a subordinated basis by all of the active wholly owned subsidiaries of the Company. The Notes are limited in aggregate principal amount to $100.0 million and mature on November 1, 2007. Interest on the Notes accrues at the rate of 10-3/8% per annum and will be payable semiannually in cash on each May 1 and November 1, commencing on May 1, 1998. Interest on the Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance. The Notes will not be entitled to the benefit of any mandatory sinking fund. The Notes may be redeemed, at the Company's option, in whole at any time or in part from time to time, on and after November 1, 2002, upon not less than 30 nor more than 60 days' notice, at certain specified redemption prices, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption. At any time, or from time to time, on or prior to November 1, 2000, the Company may, at its option, use the net cash proceeds of one or more Public Equity Offerings (as defined in the Indenture) to redeem the Notes at a redemption price equal to 110.375% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that at least 65% of the principal amount of Notes originally issued remains outstanding immediately after any such redemption. In order to effect the foregoing redemption with the proceeds of any Public Equity Offering, the Company shall make such redemption not more than 90 days after the consummation of any such Public Equity Offering. The Indenture provides that upon the occurrence of a Change of Control, each Holder will have the right to require that the Company purchase all or a portion of such Holder's Notes, at a purchase price equal to 101% of the principal amount thereof plus accrued interest to the date of purchase. The Indenture contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or repurchase capital stock; (ii) prepay, redeem or purchase debt; (iii) make investments, (iv) transact with affiliates, (v) incur additional indebtedness, (vi) restrict the ability of subsidiaries to declare dividends of make loans to the Company, (vii) amend or otherwise alter certain interests in TOIC Holdings, LLC, (viii) sell assets, (ix) permit restricted subsidiaries to issue preferred stock, (x) incur liens or (xi) alter the business. The Indenture also contains certain customary affirmative covenants and events of default.

On February 2, 2001, the Senior Credit Facility was increased to $40 million which is due and payable at maturity in September 2004. The Senior Credit Facility is secured by a first priority lien on substantially all of the properties and assets of the Company and its subsidiaries, owned now or acquired later. The Senior Credit Facility is guaranteed by certain of the subsidiaries of the Company (the "Guarantors"). At the Company's option, the interest rate per annum applicable to the Senior Credit Facility will be a fluctuating rate of interest measured by reference either to: (i) LIBOR plus the applicable borrowing margin or (ii) FUNB's base rate, which is the greater of the published prime rate of FUNB or the overnight federal funds rate plus 0.5% (the "FUNB Rate") plus the applicable borrowing margin. The applicable borrowing margin for the Senior Credit Facility will range from 1.75% to 2.75% for LIBOR based borrowings and 0.5% to 1.5% for FUNB Rate based borrowings. The Company has agreed to pay certain fees with respect to the Senior Credit Facility including
(i) upfront facility fees, (ii) agent and arrangement fees and (iii) commitment fees of 0.5% per annum on the unused portion of the Senior Credit Facility. The entire amount of the Senior Credit Facility was made available to the Company concurrently with the closing of the Tender Offer. The commitments under the Senior Credit Facility are required to be permanently reduced with: (i) 100% of the net cash proceeds of all non-ordinary-course asset sales or other dispositions of the property by the Company and its subsidiaries, including insurance and condemnation proceeds, subject to limited exceptions and (ii) 100% of the net proceeds of issuance of equity or debt obligations of the Company and its subsidiaries, subject to limited exceptions (including the Offering). The Company may voluntarily reduce the commitment in amounts of $1.0 million or more at any time without premium or penalty. The Senior Credit Facility contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or repurchase capital stock; (ii) prepay, redeem or purchase debt; (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates and (x) alter its lines of business. The Company must also make certain customary indemnification's of the lenders and their agents and will also be required to comply with financial covenants (based on adjusted pro forma EBITDA) with respect to: (i) a maximum leverage ratio; (ii) a maximum senior leverage ratio; (iii) a minimum interest coverage ratio and (iv) a minimum fixed charge coverage ratio. The Senior Credit Facility also contains certain customary affirmative covenants. Events of default under the Senior Credit Facility include: (i) the Company's failure to pay principal or interest when due; (ii) the Company's material breach of any covenant, representation or warranty contained in the loan documents; (iii) customary cross-default provisions; (iv) events of bankruptcy, insolvency or dissolution of the Company or the Guarantors; (v) the levy of certain judgments against the Company, any Guarantor, or its assets; (vi) certain adverse events under ERISA plans of the Company or the Guarantors; (vii) the actual or asserted invalidity of security documents or guarantees of the Company or the Guarantors and (viii) a change of control of the Company.

     The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under the $40 million Senior Credit Facility. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for the Company's working capital, capital expenditures and other needs. No assurance can be given, however, that this will be the case. At December 31, 2000 the Company had $17.2 million outstanding under the Senior Credit Facility. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. In addition, any future acquisitions by the Company would likely require additional financing.

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

     Capital Expenditures. Management anticipates that capital expenditures in 2001 will be approximately $10.2 million. The primary capital expenditures will be for computer equipment and software and database acquisitions at TISI. TISI continues to offer its customers in the trucking industry credits for providing employment information to be utilized in its database, which credits can be used against charges for future services from such division. All of the credits earned are considered capital expenditures for the acquisition of such data. Management anticipates positive cash flow from operations in 2001, even after the anticipated capital expenditures for 2001. Thus, with the Company's available cash reserves and cash flow, management does not anticipate a need for additional capital during 2001 except for possible future acquisitions.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Subsequently, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This Statement is not expected to have a material impact on the Company's financial reporting.

     On December 3,1999, the Securities Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101). SAB No.101 provides the SEC's views on revenue recognition including upfront fees received where the seller has continuing involvement. SAB No.101 states that in certain circumstances where the seller has continuing involvement or performance obligations, fees for licenses at the outset of an arrangement should be deferred and recognized as revenue systematically over the related period of performance. SAB No. 101 requires companies to adopt the accounting guidance contained therein by no later than the fourth fiscal quarter of the fiscal year beginning after December 15,1999 (quarter ending June 30, 2001 for the Company). The Company believes its revenue recognition policies are in compliance with the provisions of SAB No. 101.

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



                NAME                      AGE                                      POSITION
                ----                      ---                                      --------
John S. Suhler......................       57         Chairman of the Board and Director
Ian L. M. Thomas....................       63         President, Chief Executive Officer and Director
John J. Veronis.....................       73         Director
Jeffrey T. Stevenson................       40         Director
Scott Troeller......................       32         Director
Jeffrey Tannenbaum..................       38         Director
John Rolfe..........................       32         Director
Steven J. Hunt......................       56         Chief Financial Officer and Treasurer
Brian A. Meyer......................       40         General Counsel and Secretary
Wayne Gregus........................       52         Director, Business Development
Richard A. Wimbish..................       57         President and Chief Operating Officer of TISI
W. Michael Goodwin..................       50         President and Chief Operating Officer of ExpoExchange
William Newman......................       51         President and Chief Executive Officer of GEM/ Atwood


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

     John Rolfe is a co-founder of Argand Capital Advisors, a private investment firm. From 1997 through 1999, Mr. Rolfe was an investment professional with Fir Tree Partners. Prior to joining Fir Tree, Mr. Rolfe was an investment banker with Donaldson, Lufkin & Jenrette specializing in media and communications.

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

     Richard A. Wimbish joined TISI, a wholly owned subsidiary of the Company, as Controller in 1987 and became Executive Vice President in 1990. Mr. Wimbish was made President and Chief Operating Officer of TISI in 1991. Prior to joining TISI, Mr. Wimbish was Controller and Chief Financial Officer of Carlson Reserve Corporation from 1981 through 1986.

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

ITEM 11. EXECUTIVE COMPENSATION

     Set forth below is certain information with respect to the compensation of each of the five most highly compensated executive officers of the Company and its subsidiaries, based on salary and bonus earned during 2000, for services in all capacities to the Company and its subsidiaries during each of the Company's last three fiscal years.

                                            SUMMARY COMPENSATION TABLE


                                                          ANNUAL
                                                     COMPENSATION (1)
                                                     ----------------
                                                                                ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR       SALARY      BONUS (2)    COMPENSATION (3)
- ---------------------------             ----       ------      ---------    ----------------
Ian L.M. Thomas (4)                      2000      $190,000    $157,700          --
President and Chief Executive            1999       185,000     185,000          --
Officer                                  1998       175,000     168,998          --

Steven J. Hunt                           2000     $190,000     $ 95,000       $ 6,800
Chief Financial Officer                  1999      185,000      107,500        66,854
                                         1998      175,000       35,000        53,162

Brian A. Meyer                           2000      $175,000    $100,000       $ 6,800
General Counsel                          1999       170,000     100,000         6,400
                                         1998       160,000      32,000

Richard Wimbish                          2000      $185,000    $ 74,500       $ 6,800
President TISI                           1999       180,000      61,200         6,400
                                         1998       175,000      49,000         6,542

Michael Goodwin                          2000      $180,000    $ 79,200       $ 6,800
President/COO ExpoExchange               1999       169,808      54,400         6,400
                                         1998       165,000      52,800           --


- ---------------

(1) No cash compensation other than the annual amounts described was paid to any of the named executives attributable to the periods shown.

(2)  Includes bonuses earned for the year, even if paid in another year.

(3) These amounts include the total value of the Company's contributions made or accrued to the Company's 401(k) plan. All such persons are 100 percent vested in their accounts under the Company's plan. In the case of Mr. Hunt, this includes relocation expenses paid of $60,454 paid in 1999. The amount in 1998 also represents relocation expenses.

(4) Mr. Thomas served as President and Chief Executive Officer from October 9, 1997. Until Mr. Thomas' U.S. Visa was transferred from VS&A to the Company, Mr. Thomas' services were provided to the Company by VS&A, with whom Mr. Thomas had an employment arrangement, and the Company reimbursed VS&A for such services at cost. On June 15, 1998, Mr. Thomas entered into an employment agreement with the Company that provides for his employment through October 2002.

     OPTIONS. The Company did not grant any options during 2000, 1999 or 1998. ExpoExchange issued unit options in 2000. The Company never granted any stock appreciation rights. In 1997, the Company terminated all stock option plans, except for the Company's 1994 Incentive Stock Plan, under which Mr. Wimbish was granted options exercisable into 16,750 shares of common stock (1,675 shares after giving effect to a 10-for-1 reverse stock split effected in 1998). The plan will survive solely with respect to such options and no further options are outstanding, or will be granted, under such plan.

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

     Steven J. Hunt, hired by the Company in November 1997, is the Chief Financial Officer of the Company. Mr. Hunt is party to an employment agreement with the Company that provides for a five-year term at a base salary of $175,000 per year, with annual increases based upon the Consumer Price Index, plus a bonus (of up to 50% of his base salary) based upon certain performance targets. Mr. Hunt also participates in the Company's Corporate Executive Equity Appreciation Plan. See "--Phantom Stock Plans."

     Brian A. Meyer, hired by the Company in November 1997, is the General Counsel of the Company. Mr. Meyer is party to an employment agreement with the Company that provides for a five-year term at a base salary of $160,000 per year, with annual increases based upon the Consumer Price Index, plus a bonus (of up to 50% of his base salary) based upon certain performance targets. Mr. Meyer also participates in the Company's Corporate Executive Equity Appreciation Plan. See "--Phantom Stock Plans."

     W. Michael Goodwin was hired by the Company in December 1996, to serve as President and Chief Executive Officer of the predecessors of both Atwood and Galaxy. After a full-time Chief Executive Officer was hired for Atwood, Mr. Goodwin relinquished his position with Atwood and became the full-time Chief Executive Officer of Galaxy. Mr. Goodwin entered into an employment agreement as of January 1, 1998 which provided for his employment through December 31, 2000 as President and Chief Executive Officer of Galaxy Registration, LLC at a base salary of $165,000 annually, with annual increases based upon the Consumer Price Index, and various incentives and bonus opportunities. Effective as of June 1, 2000, Mr. Goodwin's employment agreement was amended to increase the base salary to $180,000 annually and to extend the term until May 31, 2003. At that time, Mr. Goodwin ceased to participate in the Company's Key Equity Appreciation Plan and was granted options in ExpoExchange's Unit Option Plan. Mr. Goodwin is currently the President and Chief Operating Officer of ExpoExchange.

     Richard A. Wimbish entered into a new employment agreement with TISI as of January 1, 1998 which provides for his employment through December 31, 2000 (with automatic one-year extensions thereafter) as President and Chief Operating Officer of TISI at a base salary of $175,000 annually, with annual increases based upon the Consumer Price Index, and various incentives and bonus opportunities, including participation in the Company's Key Executive Equity Appreciation Plan. Mr. Wimbish continues to hold options granted under the Company's 1994 Incentive Stock Plan, 1,675 shares of common stock are issuable upon exercise of such options, 1,000 of which have an exercise price of $13.874 per share and 675 of which have an exercise price of $4.25 per share. The Company's 1994 Incentive Stock Plan, under which such options were granted, therefore will survive (solely with respect to such options).

     William Newman was hired by the Company in June 1998 to serve as President and Chief Executive Officer of Atwood. Mr. Newman entered into an employment agreement as of June 22, 1998 which provides for his employment through December 31, 2000 (with automatic one-year extensions thereafter) as President and Chief Executive Officer of Atwood Publishing, LLC at a base salary of $165,000 annually, with annual increases based upon the Consumer Price Index, and various incentives and bonus opportunities, including participation in the Company's Key Executive Equity Appreciation Plan.

     Wayne Gregus was hired by the Company on December 31, 1999 to serve as Director, Business Development. Mr. Gregus entered into an employment agreement as of December 31, 1999 which provides for his employment through December 31, 2002 at a base salary of $165,000 annually, with annual increases based upon the Consumer Price Index, and various incentives and bonus opportunities, including participation in the Company's Corporate Executive Executive Equity Appreciation Plan.

PHANTOM STOCK PLANS

     The Company has established a Key Executive Equity Appreciation Plan (the "Key Executive Phantom Stock Plan") for executives of the Company. Pursuant to the Key Executive Phantom Stock Plan, executives can be awarded Equity Appreciation Units ("Units") which constitute a "phantom" equity interest in any appreciation in the value of the equity of the Company above the $59.6 million originally invested by VS&A-T/SF and Fir Tree in the Company and Holdings LLC (the "Equity Appreciation") payable only in the event of a change in control of the Company, as defined, or termination event, as defined. Effective as of October 1, 2000, the Units vest at the rate of 33.3% per year, provided that the executive remains an employee of the Company and the annual EBITDA budget for the Company is achieved (or, if not achieved, that 110% of the annual EBITDA budget for the next year is achieved). Messrs. Wimbish and Newman were awarded Units equal to .3% each of the Equity Appreciation under the Key Executive Phantom Stock Plan. Until June 1, 2000, Mr. Goodwin participated in the Key Executive Phantom Stock Plan. Effective June 1, 2000, Mr. Goodwin was granted options in ExpoExchange and his participation in the Key Executive Phantom Stock Plan ceased and the amount of his payment upon a change of control was fixed at $186,185.

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




NAME AND ADDRESS                             AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                          BENEFICIAL OWNERSHIP                  PERCENT OF CLASS
- -------------------                          ---------------------                 ----------------
VS&A-T/SF, LLC                                      72,367                               64.4%
350 PARK AVENUE
NEW YORK, NEW YORK 10022

FIR TREE VALUE FUND LP.
535 5TH AVENUE, 31ST FLOOR
NEW YORK, NEW YORK 10017                            36,000                               32.0%

FIR TREE INSTITUTIONAL VALUE FUND L.P.
535 5TH AVENUE, 31ST FLOOR
NEW YORK, NEW YORK 10017                             4,000                                0.6%
                                                   -------                              -----
                                                   112,367                              100.0%
                                                   =======                              =====


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

     The Stockholders Agreement terminates in 2007 or upon an earlier underwritten initial public offering of common stock.

     In 1999, VS&A was paid a monitoring fee of $90,000 and fees of $534,000 in connection with advisory services provided to the Company with respect to the acquisitions of ITS and RSI, and the disposition of Corsearch. In 2000, VS&A was paid a monitoring fee of $90,000 and fees of $670,000 in connection with advisory services provided to the Company with respect to the acquisitions of STA, USMA and e-Products Division of 3MC. Approximately 18% of both such fees were shared with Fir Tree pursuant to the Stockholders Agreement.

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

     (3)  List of Exhibits:


 EXHIBIT
 NUMBER                         DESCRIPTION
 -------                        ------------
     2.1 Stock Purchase Agreement, dated as of August 15, 1997, among VS&A Communications Partners II, L.P., VS&A-T/SF Inc. and T/SF Communications Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 dated February 10, 1998 (the "Registration Statement"))
     2.2 Stock Purchase Agreement dated as of September 1, 1998 by and among GEM Communications, LLC and the shareholders of InterGame Limited (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 1, 1998).
     2.3 Asset Purchase Agreement dated as of March 25, 1999 among TOIC Acquisition, LLC, The Official Information Company, International Travel Service, Inc. and William A. Patterson Jr., Stephen T. Martin and Edward A. Harris (incorporated herein by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998).
     2.4 Agreement for Stock Purchase dated as of August 31, 1999 among Total Information Services, Inc., Records Search, Inc. and the stockholders thereof (incorporated herein by reference to Exhibit
              2.1 to the Company's Current Report on Form 8-K dated August 31,
              1999).
     2.5 Stock Purchase Agreement dated as of October 6, 1999, by and among CT Corporation System, The Official Information Company, and Corsearch, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999).
     2.6 Form of Stock Acquisition Agreement dated as of March 15, 2000 among TISI Holdings, Inc., The Official Information Company and the transferor(s)(incorporated herein by reference to Exhibit 2.1 to the Company's Current report on Form 8-K dated March 15, 2000).
     2.7 Form of Asset Acquisition Agreement dated as of March 15, 2000 among TISI Holdings, Inc., The Official Information Company and the transferor(s)(incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated March 15, 2000).
     2.8 Stockholders Agreement dated as of March 15, 2000 among TISI Holdings, Inc., The Official Information Company and the other signatories thereto (incorporated herein by reference to Exhibit
              2.3 to the Company's Current Report on Form 8-K dated March 15,
              2000).
     2.9 Asset Contribution Agreement dated as of May 3, 2000 by and among Third Millennium Communications, Inc, Galaxy Information Services, LLC and The Official Information Company (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 1, 2000).
     2.10 Securities Purchase Agreement dated as of April 14, 2000, between Third Millennium Communications, Inc. and the Official Information Company (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated June 1, 2000).
     3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 1997 (the "1997 Form 10-K"))
     3.2 Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement)

     4.1 Indenture, dated as of October 29, 1997, by and among T/SF Communications Corporation, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement)
     4.1(a) Form of Supplemental Indenture, by and among T/SF Communications Corporation, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.1(a) to the Registration Statement)
     4.2 Registration Rights Agreement, dated as of October 29, 1997, by and among T/SF Communications Corporation, the Guarantors named therein and First Union Capital Markets Corp. (incorporated herein by reference to Exhibit 4.1(a) to the Registration Statement)
     4.3      Form of Old Note (included in Indenture filed as Exhibit 4.1)
     4.4      Form of New Note (included in Indenture filed as Exhibit 4.1)
     10.1 Credit Agreement, dated as of October 9, 1997, among T/SF Communications Corporation and First Union Corporation (as Lender and Agent) (incorporated herein by reference to Exhibit 10.2 to the Registration Statement)
     10.1(a)* Second Amendment to Credit Agreement and Consent dated as of
              February 1, 2001
     10.2 Security Agreement, dated as of October 9, 1997, among T/SF Communications Corporation, the Guarantors (as defined therein) and First Union National Bank (incorporated herein by reference to Exhibit 10.3 to the Registration Statement)
     10.3 Stock Pledge Agreement, dated as of October 9, 1997, made by VS&A-T/SF, Inc. and Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., and Fir Tree Value Partners, LDC, in favor of First Union National Bank (incorporated herein by reference to Exhibit 10.4 to the Registration Statement)
     10.4 Stock Pledge Agreement, dated as of October 9, 1997, made by T/SF Communications Corporation in favor of First Union National Bank (incorporated herein by reference to Exhibit 10.5 to the Registration Statement)
     10.5 Stock Pledge Agreement, dated as of October 9, 1997, made by T/SF Holdings, LLC, in favor of First Union National Bank (incorporated herein by reference to Exhibit 10.6 to the Registration Statement)
     10.6 Stock Pledge Agreement, dated as of October 9, 1997, made by Atwood Convention Publishing, Inc., Galaxy Registration, Inc., G.E.M. Communications, Inc., Transportation Information Services, Inc., T/SF Investment Co. and T/SF of Nevada, Inc., in favor of First Union National Bank (incorporated herein by reference to Exhibit
     10.7 to the Registration Statement) 10.7 Employment Agreement by and between William Newman and Atwood Publishing, LLC, dated as of June 22, 1998.
     10.9 Employment Agreement by and between Richard A. Wimbish and Transportation Information Services, Inc., dated as of January 1, 1998 (incorporated herein by reference to Exhibit 10.8 to the Registration Statement)
     10.10 Form of Employment Agreement by and between Ian L.M. Thomas and T/SF Communications Corporation (incorporated herein by reference to Exhibit 10.9 to the Registration Statement)
     10.10(a) Letter Agreement, dated October 9, 1997, by and between VS&A
              Communications Partners, II, L.P., Veronis, Suhler & Associates, Inc. and Ian L.M. Thomas (incorporated herein by reference to Exhibit 10.9(a) to the Registration Statement)
     10.11 Employment Agreement by and between Steven J. Hunt and T/SF Communications Corporation, dated as of November 10, 1997 (incorporated herein by reference to Exhibit 10.10 to the Registration Statement)
     10.11(a) Amendment dated January 1, 2000 to Employment Agreement by and between Steven J. Hunt and The Official Information Company (incorporated herein by reference to Exhibit 10.11(a) to the Company's Annual Report on Form 10-K for the period ended December 31, 1999 (the "1999 Form 10-K"))
     10.12 Employment Agreement by and between Brian A. Meyer and T/SF Communications Corporation, dated as of November 10, 1997 (incorporated herein by reference to Exhibit 10.11 to the Registration Statement)
     10.12(a) Amendment dated January 1, 2000 to Employment Agreement by and between Brian A. Meyer and The Official Information Company (incorporated herein by reference to Exhibit 10.12(a) to the 1999 Form 10-K)
     10.13* Amended and Restated Employment Agreement by and between Michael Goodwin and Galaxy Registration, LLC, dated as of June 1, 2000
     10.14 T/SF Communications Corporation Chief Executive Officer Equity Appreciation Plan (incorporated herein by reference to Exhibit
              10.14 to the Registration Statement)

     10.15    T/SF Communications Corporation Supplemental Chief Executive
              Officer Equity Appreciation Plan (incorporated herein by reference to Exhibit 10.15 to the Registration Statement)
     10.16    The Official Information Company Corporate Executive Equity
              Appreciation Plan (incorporated herein by reference to Exhibit
              10.16 to the 1999 Form 10-K)
     10.17*   The Official Information Company Amended and Restated Key
              Executive Equity Appreciation Plan
     10.18    Stockholders' Agreement, dated as of October 9, 1997, among T/SF
              Communications Corporation, VS&A-T/SF, L.L.C. and Fir Tree Value
              Fund, L.P., Fir Tree Institutional Value Fund, L.P. and Fir Tree
              Value Partners, LDC (incorporated herein by reference to Exhibit
              10.18 to the Registration Statement)
     10.19    T/SF Communications Corporation 1994 Incentive Stock Plan
              (incorporated herein by reference to Exhibit A to the Registrant's
              Proxy Statement for Annual Meeting of Stockholders dated May 23,
              1994
     10.20    T/SF Communications Corporation and T/SF Holdings, LLC Key
              Employee Bonus Plan (incorporated herein by reference to Exhibit
              10.29 to the Registration Statement)
     10.21    Voting Agreement dated as of February 6, 1998 among the Company and certain subsidiaries (incorporated by reference to Exhibit
              10.27 of the 1997 Form 10-K)
     10.22    Employment Agreement by and between Wayne Gregus and The Official
              Information Company (incorporated herein by reference to Exhibit
              10.27 to the 1999 Form 10-K)
     12*      Statement re: computation of ratios
     21*      Subsidiaries of the Company



* Filed herewith.

(b)      Reports on Form 8-K
         None

                          INDEX TO FINANCIAL STATEMENTS

                        THE OFFICIAL INFORMATION COMPANY

                                                                           PAGE
                                                                           ----
Independent auditors' report                                                F-2

Consolidated balance sheets as of December 31, 2000 and 1999                F-3

Consolidated statements of operations and comprehensive income  for
     the years ended December 31, 2000, 1999 and 1998                       F-5

Consolidated statements of changes in stockholders' deficit for
     the years ended December 31, 2000, 1999 and 1998                       F-6

Consolidated statements of cash flows for the years ended
     December 31, 2000, 1999 and 1998                                       F-7

Notes to consolidated financial statements                                  F-9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The Official Information Company:

We have audited the accompanying consolidated balance sheets of The Official Information Company, as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, changes in stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Official Information Company, as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years of the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                                         /s/ KPMG LLP

New York, New York
March 30, 2001

                        THE OFFICIAL INFORMATION COMPANY

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                           DECEMBER 31, 2000 AND 1999



                   ASSETS                                                         2000                 1999
                   ------                                                         ----                 ----
Current assets:
    Cash and cash equivalents                                                   $    795            $  32,162
    Accounts receivable, less reserve for doubtful accounts
        of $1,378 in 2000 and $995 in 1999                                        27,640               22,772
    Inventories                                                                      121                  191
    Deferred tax assets                                                              288                  137
    Other current assets                                                           2,859                2,390
                                                                                --------           ----------

          Total current assets                                                    31,703               57,652

Notes receivable and investments                                                     679                  216

Property and equipment, at cost:                                                  34,400               25,515
  Less accumulated depreciation                                                   19,481               14,595
                                                                                --------           ----------
          Property and equipment, net                                             14,919               10,920

Intangibles and other assets, net                                                110,037               53,342
                                                                                 -------           ----------
                                                                                $157,338            $ 122,130
                                                                                ========             ========




See accompanying notes to consolidated financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                           DECEMBER 31, 2000 AND 1999



     LIABILITIES AND STOCKHOLDERS' DEFICIT                                        2000                   1999
     -------------------------------------                                        ----                   ----
Current liabilities:
    Accounts payable                                                            $  4,757              $  3,681
    Accrued liabilities                                                           17,113                15,098
    Deferred revenue                                                               7,235                 6,594
    Borrowings under credit facility                                              17,189                20,000
    Customer deposits                                                             15,398                13,315
    Current portion of long-term debt                                                 31                 1,733
                                                                                --------              ---------

         Total current liabilities                                                61,723                60,421

Long-term debt, less current portion                                              99,054               100,584
Other liabilities                                                                    719                   907
Minority interest                                                                 36,229                 9,446

Stockholders' deficit:
    Common stock, $.10 par value, 150,000
        shares authorized                                                             42                    42
    Additional paid-in capital                                                    56,497                48,197
    Translation adjustment                                                           255                     -
    Retained earnings                                                             17,295                17,009
                                                                                --------              ---------
                                                                                  74,089                65,248
    Treasury stock                                                              (114,476)             (114,476)
                                                                                --------              ---------
         Total stockholders' deficit                                             (40,387)              (49,228)
                                                                               ---------              ---------
                                                                                $157,338              $122,130
                                                                                ========              ========



See accompanying notes to consolidated financial statements.

                        THE OFFICIAL INFORMATION COMPANY

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                2000               1999              1998
                                                                ----               ----              ----

Revenues, net                                                 $136,682           $107,709           $88,221
Costs and expenses:
    Operating costs                                             62,110             48,435            39,520
    General and administrative                                  44,960             34,046            27,033
    Depreciation and amortization                               19,717             10,998             7,078
                                                                ------           --------           -------
            Operating income                                     9,895             14,230            14,590

    Interest and other income                                      939                 84               422
    Interest expense                                           (11,580)           (10,792)          (10,676)
    (Loss) gain on sale of subsidiary                              (59)             4,842                 -
     Write down of investment                                   (4,518)                 -                 -
                                                                -------          --------           -------
    (Loss) income before minority interest
     income taxes                                               (5,323)             8,364             4,336
Income tax benefit (expense)                                       449             (2,944)           (1,329)
Minority interest in loss (earnings) of consolidated
subsidiaries                                                     5,160               (455)           (2,491)
                                                                -------          --------           -------
         Net  income                                              $286           $  4,965           $   516
Foreign currency translation gain                                  255                  -                 -
                                                                   ---         ----------            ------
Total comprehensive  income                                       $541           $  4,965              $516
                                                                 =====           ========              ====





See accompanying notes to consolidated financial statements.

                        THE OFFICIAL INFORMATION COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998




                                                                        2000               1999               1998
                                                                        ----               ----               ----
Common stock:
    Balance at beginning of year                                         $42                $42               $419
    Reverse stock split                                                   -                   -               (377)
                                                                   ---------          ---------              -----
    Balance at end of year                                                42                 42                 42
                                                                   ---------          ---------              -----

Additional paid-in capital:
    Balance at beginning of year                                      48,197             48,197             47,820
    Issuance of common stock in subsidiary                             8,300                  -                  -
    Reverse stock split                                                   -                   -                377
                                                                   ---------          ---------          ---------
    Balance at end of year                                            56,497             48,197             48,197
                                                                   ---------          ---------          ---------

Retained earnings:
    Balance at beginning of year                                      17,009             12,044             11,528
    Net income                                                           286              4,965                516
                                                                   ---------          ---------          ---------
    Balance at end of year                                            17,295             17,009             12,044
                                                                   ---------          ---------            -------
Translation adjustment                                                   255                  -                  -
                                                                         ---          ---------          ---------
Treasury stock: (284 shares)
    Balance at beginning of year                                    (114,476)          (114,476)          (110,369)
    Repurchase of shares                                                   -                  -             (3,600)
    Minority shareholder conversion                                        -                  -               (507)
                                                                   ----------           -------          ---------
    Balance at end of year                                          (114,476)          (114,476)          (114,476)
                                                                    ---------          --------          ---------
Total stockholders' deficit                                        $ (40,387)         $ (49,228)         $ (54,193)
                                                                   ==========         =========          =========

Common shares outstanding:
    Balance at beginning of year                                         421                421              4,191
    Reverse stock split                                                    -                  -             (3,770)
                                                                   ---------          ---------          ---------
    Balance at end of year                                         $     421          $     421          $     421
                                                                   =========          =========          =========



See accompanying notes to consolidated financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                             2000             1999               1998
                                                                             ----             ----               ----
Cash flows from operating activities:
     Net  income                                                             $ 286           $ 4,965             $ 516
    Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation and amortization                                      19,717            10,998             7,078
         Loss (gain) on sale of subsidiary                                      59            (4,842)                -
         Loss (gain) loss on sale of assets                                     26                19               (46)
         Write down of investment                                            4,518                 -                 -
         Gain on debt repurchase                                                 -                 -               (60)
         Deferred income taxes                                              (3,035)            1,308             1,225
         Minority interest                                                  (5,160)              455             2,491
         Changes in assets and liabilities, net of effect of
          acquired companies:
           Accounts receivable and refundable
               income taxes                                                 (3,250)             (149)           (2,639)
           Inventories                                                          70                40                98
           Current notes receivable and other
              current assets                                                  (210)             (556)             (360)
           Intangibles and other assets                                          -                 -               308
           Accounts payable and accrued liabilities                          1,819             4,924            (1,646)
           Deferred revenue                                                    314              (104)            3,837
           Customer deposits                                                 1,154            (2,936)                -
           Other liabilities                                                   (72)              256                 -
                                                                           --------          -------           -------
                Total adjustments                                           15,950             9,413            10,286
                                                                           --------          -------            ------
        Net cash provided by operating activities                           16,236            14,378            10,802
                                                                           --------          -------            ------
Cash flows from investing activities:
    Collections on contract and notes receivable                                37                 7                41
    Equity investments                                                      (5,000)              828                 -
    Capital expenditures                                                    (7,570)           (6,692)           (6,503)
    Proceeds from sale of subsidiary                                             -            20,000                 -
    Proceeds from sale of assets                                                 -                 -             1,625
    Payments for acquisitions, net of cash acquired                        (28,230)          (20,461)          (10,246)
    Payments on deferred contract liabilities                                 (187)             (151)             (290)
                                                                           --------          --------          -------
        Net cash used in investing activities                              (40,950)           (6,469)          (15,373)
                                                                           --------          --------          -------



                                                         Continued on next page

                        THE OFFICIAL INFORMATION COMPANY

                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998




                                                                              2000            1999             1998
                                                                              ----            ----             ----
Cash flows from financing activities:
    Borrowing under long-term debt                                       $       -          $     590        $       -
    Principal payments of long-term debt                                    (3,842)            (2,215)          (1,281)
    (Repayments) borrowings under bank line of credit-net                   (2,811)            20,000                -
    Debt financing costs                                                         -                  -             (294)
    Retirement of bonds                                                          -                  -           (1,440)
    Minority interest                                                            -              2,000            4,500
    Repurchase of common stock                                                   -                 -            (3,600)
                                                                         ---------          ---------        ---------
      Net cash (used in) provided by financing activities                   (6,653)            20,375           (2,115)
                                                                         ---------          ---------        ---------
Net (decrease) increase in cash and cash equivalents                       (31,367)            28,284           (6,686)
Cash and cash equivalents at beginning of year                              32,162              3,878           10,564
                                                                         ---------          ---------        ---------
Cash and cash equivalents at end of year                                 $     795          $  32,162        $   3,878
                                                                         =========          =========        =========
Supplemental disclosure of cash flow information:
    Cash paid (received) for:
        Interest                                                         $  11,457          $  10,411        $  10,778
        Income taxes                                                         3,161                216           (3,410)
                                                                        ----------          ---------        ---------
                                                                         $  14,618          $  10,627        $   7,368
                                                                         =========          =========        =========
    Non-cash transactions:
        Receivable relating to sale of subsidiary                                -          $   1,588                -
        Note given on acquisition                                                -          $   3,780                -
        LLC units issued to TMC                                          $  30,000                  -                -
        Stock of TISI issued to USMA                                     $   8,300                  -                -




See accompanying notes to consolidated financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BUSINESS

       The Official Information Company, its subsidiaries and controlled affiliates (collectively, the "Company", unless the context indicates otherwise) is a diversified business-to-business communication and information services company which principally operates two lines of business: 1) business and professional database information services ("Information Services") and 2) business to business communications, publishing and related marketing services ("Business-to-Business Communications"). Business -to- Business Communications is conducted through several subsidiaries whose specialized services include: 1) providing media services to the gaming industry with trade magazines, newsletters, conferences and tradeshows; 2) providing exposition services, primarily housing, travel, registration and sales-lead management and 3) publication services, primarily convention/trade show newspapers and directories. Information Services includes pre-employment screening information, primarily for the trucking, insurance, retail and healthcare industries.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and controlled affiliates. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest at December 31, 2000 consists of the equity interests in Holdings LLC owned by VSA-T/SF, Fir Tree Value Fund LP and Fir Tree Institutional Value Fund LP; non-voting equity interest in ExpoExchange, LLC held by Third Millennium Communications, Inc. and two individual sellers of International Travel Services, LLC; and non-voting equity interest in TISI held by several individual sellers of United States Mutual Association.

       INVENTORIES

       Inventories are recorded at the lower of cost or market determined on a first-in, first-out and average cost methods.

       DEPRECIATION

       Depreciation of property and equipment is provided using the straight-line method based on estimated useful lives of 3 years for exposition equipment and ranging from 3 to 15 years for data processing and office furniture and printing equipment.

       SALE OF SUBSIDIARY STOCK

       The Company does not recognize gains on the sale of stock by its subsidiaries. The difference between the basis in the stock of a subsidiary and its selling price is reflected as additional paid-in capital.

       INTANGIBLES AND OTHER ASSETS

       Intangibles and other assets include mainly goodwill and other intangible assets related to acquisitions and credits granted for truck driver employment history files. These assets consist of the following:



                                                                       Amortization               December 31,
                                                                                          --------------------------
                                                                          Period              2000          1999
                                                                          ------              ----          ----
                                                                                               (In thousands)
        Goodwill                                                         3-30 years        $ 106,083       $ 53,771
        Employment information costs                                        4 years            3,698          3,626
        Customer lists                                                      3 years            6,900              -
        Developed technology                                                3 years            8,150              -
        Debt financing costs                                               10 years            3,852          3,852
        Other                                                               various            5,456          1,549
                                                                                           ---------       --------
                                                                                             134,139         62,798
        Accumulated amortization                                                             (24,102)        (9,456)
                                                                                           ---------       --------
                                                                                           $ 110,037       $ 53,342
                                                                                           =========       ========




       The Company's policy is to recognize an impairment of the carrying value of goodwill when management's best estimate of undiscounted future cash flows over the remaining amortization period is less than the carrying amount. Under this method, in 1998, the Company determined that its investment in certain foreign subsidiaries had become impaired. Accordingly, during the third quarter of 1998, the Company reduced the carrying value by $820,000, which is included in depreciation and amortization. During the fourth quarter of 1999, the Company determined that its investment in a trade show acquired in 1998 had become permanently impaired. Accordingly, during the fourth quarter of 1999, the Company wrote off the balance of its investment ($1.8 million), which is included in depreciation and amortization in 1999. Depreciation and amortization in 2000 included additional amortization ($618,000), recorded in third quarter of 2000, resulting from the Company's decision to reduce the period of amortization from 15 to 10 years for intangible assets associated with the 1998 acquisition of a UK subsidiary, and on the basis of an independent valuation, to shorten the period of amortization for certain identified intangible assets related to the acquisition of ITS. During the fourth quarter of 2000, the Company determined that certain intangible assets related to a foreign subsidiary and a domestic acquisition had become impaired. Accordingly, the Company reduced the net carrying value of these assets by $983,000, which is included in depreciation and amortization in 2000.

       TRANSLATION OF FOREIGN CURRENCY

       The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date and are recorded in the translation adjustment account. Translation gains and losses were not significant prior to the year ended December 31, 2000. Aggregate foreign currency transaction gains and losses are included in determining net income (loss).

       REVENUE RECOGNITION

       Information Services revenues are recognized when the research is completed and reports are transmitted to the customer. The cost of charges from state motor vehicle record departments or other agencies, which are incurred by the Company as an agent for its customers, are netted against revenue.

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

       INVESTMENTS

       Investments in the common stock of an affiliate in which the Company had owned a 49% interest were accounted for by the equity method, during 1998. The excess of cost of the investment over the Company's share of its net assets at the acquisition date had been amortized on a straight-line basis over 20 years. See note 3. Effective January 1, 1999, the Company acquired, through a series of transactions, the remaining 51% interest. On April 14, 2000, the Company purchased a 4.7% common equity interest in Third Millennium Communications, Inc. ("3MC") for $5.0 million. This common equity interest was sold to 3MC for $500,000 on January 19, 2001. The Company recorded a charge of $4.5 million to reflect the decline in value of this investment in its December 31, 2000 financial statements.

       CAPITALIZED SOFTWARE

       In 1998, the Company adopted AICPA Statement of Position ("SOP") No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires certain costs incurred in connection with developing or obtaining internally used software, that previously would have been expensed as incurred, to be capitalized. The adoption of SOP No. 98-1 resulted in the capitalization of approximately $265,000 and $229,000 related to software development cost as of

       December 31, 2000 and 1999, respectively, which is being amortized on a straight-line basis over three years. STOCK BASED COMPENSATION

       Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock- Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No, 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees", and provide pro forma net earnings (loss) disclosures for employees stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure provisions of SFAS No. 123.

       COMPREHENSIVE INCOME (LOSS)

       The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in the body of the financial statements. Comprehensive income includes net income (loss) as currently reported under generally accepted accounting principles, all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive (loss) income consisting of net (loss) income and foreign currency translation adjustment is presented in the consolidated statements of operations and comprehensive (loss) income.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued liabilities, customer deposits, and other liabilities approximates the fair value because of the short maturity of those instruments. The carrying amounts of notes payable (see note 4) approximates the fair value due to these debt instruments having variable interest rates similar to those that are currently available to the Company. The fair value of the Senior Subordinated Notes (see note 4) at December 31, 2000, approximates its carrying value.

       RECLASSIFICATIONS

       Certain 1999 and 1998 account balances have been reclassified to conform to the 2000 consolidated financial statement presentation.

  2.   RECAPITALIZATION

       During 1997, the Company adopted a two-phased leverage recapitalization plan of the Company's ownership and capital structure. Phase I included a tender offer for substantially all of the Company's outstanding common stock (the "Tender Offer"); selling newly-issued common stock to a new investor, VS&A-T/SF, L.L.C. (the "Stock Purchase"); and repurchasing substantially all of the outstanding stock options under the Incentive Stock Option Plan and the 1994 Incentive Stock Plan (the "Option Repurchase").

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

       The Tender Offer was consummated on October 9, 1997 for 2,742,092 shares of common stock at $40.25 per share in cash or approximately $110.4 million. These shares are held in treasury. Excluding shares owned by the Equity Investors, an aggregate of 10,197 shares remained outstanding. The Stock Purchase between the Company and VS&A-T/SF, was consummated simultaneously with the Tender Offer whereby the Company sold 881,988 shares of newly issued common stock at $40.25 per share or approximately $35.5 million.

       In connection with the Tender Offer and Stock Purchase, holders of stock options under the Company's two incentive stock option plans became fully vested in all previously issued options and received an amount equal to
       1) the product of the number of shares of common stock issued upon exercise of such options, multiplied by $40.25, less 2) the exercise price of such options. The total cost of repurchasing these options was approximately $10.0 million and has been included in Recapitalization expense in the accompanying consolidated statement of operations. The Incentive Stock Plan was terminated upon repurchase of all of the outstanding options. The 1994 Incentive Stock Plan survives solely with respect to options held by one individual currently employed by the Company to purchase 1,675 shares, all of which are exercisable and have an exercise price of $4.25 per share. No further options are outstanding, or will be granted under this plan.

       The Company borrowed $13.0 million and $80.0 million under a Senior Credit Facility and a Bridge Facility, respectively, to finance the Tender Offer and Option Repurchase. In October 1997, the Company issued $100.0 million in 10 3/8% Senior Subordinated Notes (the "Subordinated Notes") the proceeds from which were used to repay amounts owed under the Senior Credit Facility and the Bridge Facility. On September 1, 1998, the Company purchased $1.5 million of the Subordinated Notes at a price below par. The Company recorded a $60,000 gain on this transaction.

3.     ACQUISITIONS AND DISPOSITION OF ASSETS

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

       During 1998, GEM had a 49% interest in Gaming for Africa Expo, a gaming trade show and conference held in South Africa, and Gaming for Africa, a leading trade magazine for gaming in Sub-Saharan Africa. Effective as of January 1, 1999, GEM acquired, in a series of transactions, the remaining 51% interest in the business of Gaming for Africa Expo and Gaming for Africa for approximately $640,000.

       On April 30, 1999, the Company, through ExpoExchange (formerly Galaxy), acquired substantially all of the assets and assumed substantially all of the liabilities of International Travel Services, LLC ("ITS") for an aggregate purchase price of $22.6 million, plus transaction costs. Of the total purchase price of this transaction, $11.1 million was paid out of proceeds from the Company's line of credit, $2.0 million was paid from a contemporaneous minority equity investment in ExpoExchange by certain former ITS shareholders and the remainder was paid from existing cash. The acquisition was accounted as a purchase business combination. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $18.9 million. On the basis of an independent appraisal, acquired intangibles are being amortized on a straight-line basis over periods ranging from 2 to 15 years, the expected period of benefit.

       On August 31, 1999, the Company, through TISI, acquired all the stock of Record Search, Inc. ("RSI") for an aggregate purchase price of $12.8 million, plus transaction costs. Of the total purchase price of this transaction, $9.0 million was paid out from existing cash and the balance in the form of a note to be paid over three years. The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $11.5 million, and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years, the expected period of benefit. On August 31, 2000, the Company paid the remaining balance due under the notes in connection with settlement of certain issues with the sellers of RSI. In connection with this settlement, two sellers, who had also been employees of RSI, terminated their employment with the Company.

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

       On March 15, 2000, the Company, through TISI, acquired the stock and/or assets of a group of ten companies collectively known as United States Mutual Association ("USMA"). The Company paid approximately $23.5 million plus transaction costs, with $15.2 million paid in cash and the balance ($8.3 million) in non-voting stock of TISI representing approximately 4.5% of the Company's interest in TISI. USMA provides pre-employment screening services to the retail industry, principally through a proprietary database of employee theft incident records. These acquisitions were accounted for under the purchase method of accounting. On the basis of an independent appraisal, acquired intangibles are being amortized on a straight-line basis over periods ranging from 2 to 15 years, the expected period of benefit. As a result of this transaction, the Company recorded a $6.0 million increase in additional paid-in capital on the issuance of 8,300 non-voting shares of TISI stock representing the difference between the Company's equity interest in TISI before and after the transaction. TISI incurred $593,000 of reorganization expenses related to the integration of the USMA operations. The Company incurred $196,000 of severance costs which were accrued as a liability assumed in the acquisition.

       On June 1, 2000, the Company, through Galaxy (now ExpoExchange), acquired substantially all of the assets of the e-Products division (ExpoEvent Services) of 3MC, in exchange for 6,133,590 non-voting LLC units of Galaxy (the "LLC units") valued at approximately $30.0 million and representing approximately 20% of Holdings LLC's interest in Galaxy. The Company has accounted for these transactions under the purchase method of accounting. As a result of this transaction, the Company recorded approximately $30.0 million increase in minority interest on the issuance of the LLC units. On the basis of an independent valuation, identifiable intangible assets of $6.7 million and goodwill of $23.0 million are being amortized on a straight-line basis primarily over a three-year life.

       On February 2, 2001, the Company acquired the 3MC non-voting units in ExpoExchange for $15.5 million. The Company has subsequently restructured the e-Products Division organization and management at a cost of approximately $720,000.

       The following unaudited pro forma information is presented as if the Company had completed the acquisitions as of January 1, 1999. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at January 1, 1999, or of the future results of operations.

                                                    For the year
                                                ended December 31,
                                          -----------------------------
                                            2000           1999
                                            ----           ----
                                                  (In thousands)
                                                    (Unaudited)
       Revenues                          $ 139,251      $ 128,481
                                         ---------      ---------
       Net (loss) income                  $    360      $   7,043
                                          --------      ---------
       EBITDA                            $  26,861       $ 27,316
                                         ---------      ---------


4.     LONG-TERM DEBT AND CREDIT FACILITY

       Long-term debt outstanding consists of the following:


                                                                                               DECEMBER 31,

                                                                                   ------------------------------------
                                                                                           2000              1999
                                                                                            ----              ----
                                                                                            (In thousands)
         10 3/8% Senior  Subordinated  Notes,  interest payable  semi-




       annually with principal due at maturity in 2007 (A).                               $ 98,500          $ 98,500

       Note payable under a purchase agreement, discounted at 8.5%
       annual payments per agreement with final payment in April 2000.                           -               460

       Promissory notes, unsecured, payable quarterly, plus interest, through
       December 2000, interest rate adjusts semi-annually to the base rate of
       Chase Manhattan Bank (8.5% at December 31, 1999).                                         -                83

       7.25% promissory notes, unsecured.                                                        -             3,192

       Building mortgage dated June 27, 1996, including interest at 10% per annum,
       payable in monthly installments of $5, with the balance due July 1, 2003                498                 -

       Building mortgage dated June 13, 1996, payable monthly, including interest at
       10.5 % per annum, through July 1, 2006                                                   81                 -

       Capital lease obligation                                                                  6                72

       Other                                                                                     -                10
                                                                                          --------         ---------
                                                                                            99,085           102,317
       Less portion due within one year                                                        (31)           (1,733)
                                                                                          --------         ---------
                                                                                          $ 99,054         $ 100,584
                                                                                          ========         =========


       Installments due on long-term debt during each of the five years subsequent to December 31, 2000, are as follows:


                                 (In thousands)


                  2001                                             $ 31
                  2002                                               28
                  2003                                              483
                  2004                                               16
                  2005                                               17
                  Thereafter                                     98,510
                                                               --------
                  Total                                        $ 99,085
                                                                 ======



       (A) On October 24, 1997, the Company issued $100.0 million of 10-3/8% senior subordinated notes due 2007. The notes are general unsecured obligations of the Company subordinated in right of payment to all existing and future senior debt. The proceeds of the offering were used to repay borrowing under the Senior Credit Facility and Bridge Financing Facility incurred in connection with the Recapitalization transaction. On October 29, 1997, the Company completed the private sale to First Union Capital Markets Corp. (the "Initial Purchaser") of $100.0 million principal amount of Senior Subordinated Notes due 2007 (the "Old Notes") at a price of 97% of the principal amount thereof. The Initial Purchaser resold the Old Notes to a limited number of qualified institutional buyers at an initial price to investors of 100% of the principal amount thereof, with net proceeds to the Company of $97.0 million (the "Offering"). The Offering was a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Rule 144A and Section 4 thereof. The net proceeds of the Notes sold pursuant to the Offering were applied to repay indebtedness incurred in connection with the Recapitalization under the Senior Credit Facility and the Bridge Financing Facility. On February 10, 1998, the Company offered to exchange up to $100.0 million aggregate principal amount of Old Notes for up to an equal aggregate principal amount of new notes (the "New Notes" and, together with the Old Notes, the "Notes"). The New Notes are obligations of the Company entitled to the benefits of the Indenture (the "Indenture") relating to the Old Notes and the form and terms of the New Notes are identical in all material respects to the form and terms of the Old Notes except that the New Notes have been registered under the Securities Act and do not contain terms with respect to transfer restrictions.

        The Notes contain restricted covenants which include, but are not limited to: 1) incurring additional indebtedness; (2) paying dividends;
        (3) selling assets; and (4) making certain investments. The Notes may be redeemed in whole or in part by the Company on or after November 1, 2002. Prior to that time, only $35.0 million can be redeemed at 110.375% of the principal amount. On September 1, 1998, the Company purchased $1.5 million of the New Notes at a price below par.

       CREDIT FACILITY

       The Company has a Senior Credit Facility ("Senior Facility") with a bank which provides for maximum borrowings of $40.0 million ($25.0 million at December 31, 2000). Borrowings are secured by a first priority lien on substantially all assets and properties of the Company and its subsidiaries owned now or acquired in the future. Interest is computed upon either the LIBOR plus the applicable borrowing margin (based on the achievement of total leverage ratio) from 1.75% to 2.75% or a base rate indexed to the prime rate plus the applicable borrowing margin of 0.5% to 1.5%. An annual commitment fee of 0.5% is charged on the unused portion of the Senior Facility. In December 1999, the Company borrowed $20 million under the Senior Facility, with an effective borrowing rate of 9%. This amount was repaid in January 2000. The Senior Facility contains covenants similar to the Subordinated Notes, as well as financial covenants with respect to: 1) a maximum leverage ratio; 2) a maximum senior leverage ratio; 3) a minimum interest coverage ratio; and 4) a minimum fixed charge coverage ratio. The Senior Facility continues through September 2004.

5.     DEBT GUARANTORS

       Atwood Publishing LLC and subsidiaries; ExpoExchange, LLC (formerly Galaxy Information Services, LLC) and subsidiaries; GEM Communications LLC and subsidiaries; and Holdings LLC (collectively the "LLC Guarantors"), TISI Holdings, Inc. and subsidiaries; and Corsearch (until November 11, 1999), (collectively, the "Subsidiary Guarantors" and, together with the LLC Guarantors, the "Guarantors") are included in the consolidated results of the Company. Because the Company, directly or indirectly, owns all of the voting interests in the LLC Guarantors, the LLC Guarantors are considered wholly owned subsidiaries of the Company as defined by Regulation S-X. The Company indirectly owns all of the voting shares of the Subsidiary Guarantors.

       Each of the Guarantors jointly and severally guarantee all of the Company's debt, on a full and unconditional basis. For accounting purposes, all Guarantors are consolidated. Separate financial statements and other disclosures concerning the Guarantors are not presented because the Company's management has determined that they are not material to investors.

       The Senior Facility contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or purchase capital stock; (ii) prepay, redeem or purchase debt;
       (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements;

       (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates; and (x) alter its lines of business. The net assets of the Guarantors approximated $86.8 million and $109.8 million as of December 31, 2000 and December 31, 1999, respectively.

       Included in the 1999 and 2000 financial results of the LLC Guarantors are the twelve months activity of Atwood, ExpoExchange, GEM and Holdings LLC. Included in the 1999 financial results of the Subsidiary Guarantors are the twelve months activity of TISI and 10 months activity of Corsearch, Inc. Included in the 2000 financial results of the Subsidiary Guarantors are the twelve months activities of TISI.

       Coresearch was sold in November 1999.

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

The following are condensed consolidating financial statements of The Official Information Company and the Guarantors for each period presented:


                                      2000
                           CONSOLIDATED BALANCE SHEET

ASSETS
- ------
                                      TOIC           LLC           SUBSIDIARY        SUBTOTAL                             TOIC
                                   CORPORATE      GUARANTORS       GUARANTORS       GUARANTORS       ELIMINATIONS     CONSOLIDATED
                                   ---------      ----------       ----------       ----------       ------------     ------------
Current assets                      $ 3,170         $17,466          $11,067          $ 28,533           $-             $ 31,703
Notes receivable and                    500            -                 179               179            -                  679
Investments in subsidiaries &
     affil.                          36,578            (179)         (22,475)          (22,654)        (13,924)             -
PPE-Net                                 192           7,923            6,804            14,727            -               14,919
Intangibles and other                 1,692          54,410           53,935           108,345            -              110,037
                                    --------------------------------------------------------------------------------------------
Total assets                        $42,132         $79,620          $49,510          $129,130        $(13,924)          157,338
                                    =======         =======          =======          ========        =========         ========
LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities                 $22,006         $29,248          $10,469          $ 39,717           $-             $ 61,723
Long term debt                       98,500            -                 554               554            -               99,054
Other liabilities                       642            -                  77                77            -                  719
Minority interest                    34,229           2,000                              2,000            -               36,229
Total stockholders' equity         (113,245)         48,372           38,410            86,782         (13,924)          (40,387)
                                    --------------------------------------------------------------------------------------------
Total liabilities and stockholders' $42,132         $79,620          $49,510          $129,130        $(13,924)         $157,338
equity (deficit)                    =======         =======          =======          ========        ========          ========



                                      2000
                           CONSOLIDATED BALANCE SHEET

                                      TOIC           LLC           SUBSIDIARY        SUBTOTAL                             TOIC
                                   CORPORATE      GUARANTORS       GUARANTORS       GUARANTORS       ELIMINATIONS     CONSOLIDATED
                                   ---------      ----------       ----------       ----------       ------------     ------------

Revenue, net                            $-          $79,208          $57,474         $136,682           $ -             $136,682
Costs and expenses:
     Operating costs                     -           40,242           21,868           62,110             -               62,110
     General & admin.                2,559           23,816           18,585           42,401             -               44,960
     Deprec. & amort.                  438           13,647            5,632           19,279             -               19,717
                                 -------------------------------------------------------------------------------------------------
Total costs                          2,997           77,705           46,085          123,790             -              126,787
                                 -------------------------------------------------------------------------------------------------
Operating income (loss)             (2,997)           1,503           11,389           12,892             -                9,895
     Interest & other income           916               22                1               23             -                  939
     Interest expense               (5,637)            (252)          (5,691)          (5,943)            -              (11,580)
Loss on sale of subsidiary             (59)             -                -                -               -                  (59)
Write down of investment            (4,518)             -                -                -               -               (4,518)
                                 -------------------------------------------------------------------------------------------------
(Loss) income before income        (12,295)           1,273            5,699            6,972             -               (5,323)
Minority interest                      -                -                -                -             5,160              5,160
Income tax benefit (expense)         3,450               (7)          (2,994)          (3,001)            -                  449
Preferred distribution from LLC's    4,999              -                -                -            (4,999)              -
                                 -------------------------------------------------------------------------------------------------
Net income                         $(3,846)          $1,266           $2,705           $3,971            $161               $286
                                 =============       ======           ======           ======            ====               ====


                                      2000
                           CONSOLIDATED BALANCE SHEET

                                      TOIC           LLC           SUBSIDIARY        SUBTOTAL                             TOIC
                                   CORPORATE      GUARANTORS       GUARANTORS       GUARANTORS       ELIMINATIONS     CONSOLIDATED
                                   ---------      ----------       ----------       ----------       ------------     ------------
Net (loss) income                  $ (3,846)         $1,266           $2,705           $3,971            $161             $ 286

Adjustments to reconcile net
(loss) income to net cash
(used in) provided by operating
activities                           (3,021)         13,673            5,634           19,307            (161)           16,125
Changes in assets and
liabilities, net of effect of
acquired companies                     (269)         (6,455)           6,549               94              -               (175)
                                   -----------------------------------------------------------------------------------------------

Net cash (used in) provided by
operating activities                 (7,136)          8,484           14,888           23,372              -             16,236
Cash flows from investing
activities:
   Collections on
     notes receivable                    -               -                37               37              -                 37
   Investments                       (5,000)             -                -                -               -             (5,000)
   Capital expenditures                 (35)         (4,751)          (2,784)          (7,535)                           (7,570)
   Payments for
     acquisitions, net of
     cash acquired                  (15,535)         (4,089)          (8,606)         (12,695)             -            (28,230)
   Payments on
     deferred contract
     liabilities                        (84)             (3)            (100)            (103)             -               (187)
                                  -----------------------------------------------------------------------------------------------
Net cash used in investing
activities                          (20,654)         (8,845)         (11,453)         (20,296)             -            (40,950)
Cash flows from financing
activities:
   Principal payments
     of long-term debt                   -               -            (3,842)          (3,842)             -             (3,842)
   Payments under bank line of
     Credit                          (2,811)             -                -                -               -             (2,811)
                                  -----------------------------------------------------------------------------------------------
Net cash used in financing
activities                           (2,811)             -            (3,842)          (3,842)             -             (6,653)
                                  -----------------------------------------------------------------------------------------------
Net decrease in cash and cash
equivalents                         (30,601)           (359)            (407)            (766)             -            (31,367)
Cash and cash equivalents at
beginning of year                    30,626             332            1,204            1,536              -             32,162
                                  -----------------------------------------------------------------------------------------------
Cash and cash equivalents at end
of year                                 $25            $(27)            $797             $770             $-               $795
=================================================================================================================================

                                      1999
                           CONSOLIDATED BALANCE SHEET

ASSETS
- ------
                                      TOIC           LLC           SUBSIDIARY        SUBTOTAL                             TOIC
                                   CORPORATE      GUARANTORS       GUARANTORS       GUARANTORS       ELIMINATIONS     CONSOLIDATED
                                   ---------      ----------       ----------       ----------       ------------     ------------
Current assets                      $ 35,061        $ 10,196         $12,395          $ 22,591            $-             $ 57,652
Notes receivable and investments          18              15             183               198             -                  216
Investment in subsidiaries &
    affil.                            89,660          57,037           7,097            64,134         (153,794)             -
PPE-net                                  213           6,202           4,505            10,707             -               10,920
Deferred tax assets                    -               -                -                -                 -                 -
Intangibles and other                  3,080          32,515          17,747            50,262             -               53,342
                                  -------------------------------------------------------------------------------------------------
Total assets                        $128,032        $105,965         $41,927          $147,892        $(153,794)         $122,130
                                  =================================================================================================


LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)
- --------------------

Current liabilities                 $ 26,554        $ 27,632          $6,235          $ 33,867            $-              $60,421
Long term debt                        98,500           -               2,084             2,084             -              100,584
Other liabilities                        727               3             177               180             -                  907
Minority interest                      7,446           2,000            -                2,000             -                9,446
Total stockholders' equity            (5,195)         76,330          33,431           109,761         (153,794)          (49,228)
                                   -------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
equity (deficit)                    $128,032        $105,965         $41,927          $147,892        $(153,794)         $122,130
                                   =================================================================================================




                                      1999
                           CONSOLIDATED BALANCE SHEET

                                      TOIC           LLC           SUBSIDIARY        SUBTOTAL                             TOIC
                                   CORPORATE      GUARANTORS       GUARANTORS       GUARANTORS       ELIMINATIONS     CONSOLIDATED
                                   ---------      ----------       ----------       ----------       ------------     ------------

Revenue,  net                          $-           $65,877          $41,832          $107,709          $  -             $107,709
Costs and expenses:
   Operating costs                      -            33,750           14,685            48,435             -               48,435
   General & admin.                   420            18,992           14,634            33,626             -               34,046
   Deprec. & amort.                   512             6,373            4,113            10,486             -               10,998
                                   -----------------------------------------------------------------------------------------------
Total costs                           932            59,115           33,432           92,547              -               93,479
                                   -----------------------------------------------------------------------------------------------
Operating income (loss)              (932)            6,762            8,400           15,162              -               14,230
   Interest & other income             84               -                -                -                                    84
   Interest (expense)                 270            (1,897)          (9,165)         (11,062)             -              (10,792)
Gain on sale of subsidiary          4,842               -                -                -                -                4,842
                                   -----------------------------------------------------------------------------------------------
Income (loss) before income taxes   4,264             4,865             (765)            4,100             -                8,364
Minority interest                       -               -                -                -               (455)              (455)
Income tax expense                 (2,837)             (107)             -                (107)            -               (2,944)
                                   -----------------------------------------------------------------------------------------------
Net income (loss)                   $ 1,427          $4,758           $(765)           $3,993           $(455)           $ 4,965
                                   ===============================================================================================


                                      1999
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                    TOIC               LLC          SUBSIDIARY        SUBTOTAL                           TOIC
                                  CORPORATE        GUARANTORS       GUARANTORS       GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                  --------         ----------       ----------       ----------     ------------     ------------

Net income (loss)                   $ 1,427          $4,758            $(765)           $3,993        $(455)           $ 4,965
Adjustments to reconcile net
income (loss) to net cash
provided by operating                (3,003)          6,373            4,113            10,486          455              7,938
activities, net
Changes in assets and
liabilities, net of effect of        10,547         (10,233)           1,161            (9,072)          -               1,475
acquired companies               ------------------------------------------------------------------------------------------------

Net cash provided by operating
activities                            8,971             898            4,509             5,407           -              14,378
Cash flows from investing
activities:
    Collections on
       notes receivable                   7            -                -                -               -                   7
    Capital expenditures                (21)         (2,905)          (3,766)           (6,671)          -              (6,692)
     Proceeds from the
       sale of Corsearch             20,000            -                -                -               -              20,000
    Payments for
    acquisitions, net of
       cash acquired                (20,461)           -                -                -               -             (20,461)
     Equity investments                 828            -                -                -               -                 828
    Payments on
       deferred contract
       liabilities                     (151)           -                -                -               -                (151)
                                 ------------------------------------------------------------------------------------------------

Net cash provided by (used in)
investing activities                    202          (2,905)          (3,766)           (6,671)          -              (6,469)
Cash flows from financing
activities:
    Principal payments
       of long-term debt             (2,215)           -                -                -               -              (2,215)
    Borrowings under
       long-term debt                   590            -                -                -               -                590
    Borrowing under bank line
       of credit                     20,000            -                -                -               -              20,000
    Minority interest                 2,000            -                -                -               -               2,000
                                 ------------------------------------------------------------------------------------------------



Net cash provided by financing
activities                           20,375            -                -                -               -              20,375
                                 ------------------------------------------------------------------------------------------------

Net increase (decrease) in
cash and cash equivalents            29,548          (2,007)             743            (1,264)          -              28,284
Cash and cash equivalents at
beginning of year                     1,078           2,339              461             2,800           -               3,878
                                 ------------------------------------------------------------------------------------------------
Cash and cash equivalents at
end of year                         $30,626            $332           $1,204            $1,536          $-             $32,162
                                 ================================================================================================



                                      1998
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------


                                      TOIC            LLC           SUBSIDIARY        SUBTOTAL                             TOIC
                                   CORPORATE       GUARANTORS       GUARANTORS       GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                   ---------       ----------       ----------       ----------      ------------      ------------

Revenue, net                            $748        $45,610          $42,118          $87,728           (255)            $88,221
Costs and expenses:
     Operating costs                     -           22,760           16,760           39,520             -               39,520
     General & admin.                   (205)        12,870           14,368           27,238             -               27,033
     Deprec. & amort.                    467          3,075            3,536            6,611             -               7,078
                                 --------------------------------------------------------------------------------------------------
Total costs                              262         38,705           34,664           73,369             -               73,631
                                 --------------------------------------------------------------------------------------------------
Operating income                         486          6,905            7,454           14,359           (255)             14,590
     Interest and other income           132            198              173              371            (81)                422
     Interest expense                 10,676            338               97              435           (435)             10,676
                                 --------------------------------------------------------------------------------------------------
Income (loss) before income          (10,058)         6,765            7,530           14,295             99               4,336
taxes
Minority interest                        -              (67)             -                (67)        (2,424)             (2,491)
Income tax expense                       -             (119)          (1,210)          (1,329)            -              (1,329)
Preferred distribution from            4,191             67              -                 67         (4,258)                -
LLC's                            --------------------------------------------------------------------------------------------------
Net income (loss)                    $(5,867)         6,646           $6,320          $12,966        $(6,583)               $516
                                 ==================================================================================================



                                      1998
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                      TOIC             LLC          SUBSIDIARY        SUBTOTAL                            TOIC
                                    CORPORATE      GUARANTORS       GUARANTORS       GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                    ---------      ----------       ----------       ----------     ------------      ------------

Net income (loss)                  $ (5,867)         $6,646           $6,320          $12,966        $(6,583)           $ 516

Adjustments to reconcile net
income (loss) to net cash
(used in) provided by                 1,501           3,160            3,536            6,696          2,491            10,688
operating activities
Changes in assets and
liabilities, net of effect of        (1,148)          3,532           (6,878)          (3,346)         4,092              (402)
acquired companies
                                 --------------------------------------------------------------------------------------------------
Net cash (used in) provided by
operating activities                 (5,514)         13,338            2,978           16,316            -              10,802
Cash flows from investing
activities:
    Collections on
       contract & notes
       receivable                        41            -                -                -               -                  41
    Capital expenditures               (210)         (2,923)          (3,370)          (6,293)           -              (6,503)
     Proceed from the
       sale of assets                 1,625            -                -                -               -               1,625
    Payments for
    Acquisitions, net of
       cash acquired                     -          (10,246)            -             (10,246)           -             (10,246)
    Payments on
       deferred contract
       liabilities                     (290)           -                -                -               -                (290)
                                 --------------------------------------------------------------------------------------------------

Net cash provided by (used in)
investing activities                  1,166         (13,169)          (3,370)         (16,539)           -             (15,373)
Cash flows from financing
activities:
    Principal payments
       of long-term debt             (1,281)           -                -                -               -              (1,281)
    Debt  financing cost               (294)           -                -                -               -                (294)
    Retirement of bonds              (1,440)           -                -                -               -              (1,440)
    Minority interest                 4,500                                                                              4,500
    Repurchase of common stock       (3,600)           -                -                -               -              (3,600)
                                 --------------------------------------------------------------------------------------------------

Net cash used in financing
activities                           (2,115)           -                -                -               -              (2,115)
                                 --------------------------------------------------------------------------------------------------

Net increase (decrease) in
cash and cash equivalents            (6,463)            169             (392)            (223)           -              (6,686)
Cash and cash equivalents at
beginning of year                     7,541           2,170              854            3,024            -              10,564
                                 --------------------------------------------------------------------------------------------------
Cash and cash equivalents at
end of year                          $1,078          $2,339             $461           $2,800          $ -              $3,878
                                 ==================================================================================================


6.     INCOME TAXES

     The provision for income tax (benefit) expense is comprised of the following:

                                               Year Ended December 31,
                                        2000             1999              1998
                                        ----             ----              ----
                                                    (In thousands)
Current:
   Federal                             $ 2,290          $ 1,407         $  (119)
   State                                   296              122             104
   Foreign                                   -              107             119
                                       -------          -------         -------
                                         2,586            1,636             104
                                       -------          -------         -------
Deferred:
   Federal                              (3,750)           1,176           1,118
   State                                   715              132             107
                                       -------          -------         -------
                                        (3,035)           1,308           1,225
                                       -------          -------         -------
                                       $  (449)         $ 2,944         $ 1,329
                                       =======          =======         =======

The reconciliation of income tax computed at the federal statutory rate (34%) to income tax expense is as follows:

                                                         Year Ended December 31,
                                                       2000       1999       1998
                                                       ----       ----       ----
                                                              (In thousands)
Income tax (benefit) provision at statutory rates    $(1,810)   $ 2,808    $ 1,474
Minority share of LLC earnings                         1,755       (155)      (847)
Amortization of acquired assets not deductible for
    income tax purposes                                  573        410        362
State income taxes                                       674        168        141
Reduction in previously provided taxes related to
    settlement of tax examination                     (1,186)         -          -
Sale of subsidiary                                         -       (510)         -
Foreign taxes                                              -        107        119
Reversal of accruals                                    (217)         -          -
Other                                                   (238)       116         80
                                                     -------    -------    -------
                                                     $  (449)   $ 2,944    $ 1,329
                                                     =======    =======    =======

Significant components of deferred tax assets and liabilities are as follows:

                                                             December 31,
                                                           2000        1999
                                                           ----        ----
                                                            (In thousands)
Deferred tax assets:
   Income recognized in different accounting period for
       income tax purposes                                $      -    $    69
   Deferred severance benefits payable                         481        441
   Write down of assets                                      2,058        324
   Accrued expenses deductible when paid                       335        311
   Net operating loss carryforwards                            658       1240
   Fixed asset basis differences                                 -        118
                                                           -------    -------
                                                             3,532      2,503

   Less valuation allowance                                      -     (1,786)
                                                           -------    -------
                                                             3,532        717
Deferred tax liabilities:
   Fixed asset basis difference                             (2,119)         -
   Deductions recognized in different accounting periods    (1,125)      (580)
                                                           -------    -------
Net deferred tax assets                                    $   288    $   137
                                                           =======    =======

In 2000, the Company was notified that the examination of its 1995, 1996, and 1997 Federal income tax returns was favorably concluded. Accordingly, the Company reversed $1,186,000 of liability previously accrued in connection therewith.

At December 31, 2000, the Company had no net operating loss ("NOL") carryforwards for federal income tax purposes. The Company has state NOL's available of approximately $16.6 million, which, expire at various dates beginning in 2009 through 2012.

     A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. The Company has historically been profitable not withstanding 1997 in which the Company incurred recapitalization expenses. Management believes that such expenses are non-recurring. The ability to utilize the state NOL's is further dependent on tax planning strategies surrounding the drop down restructuring described in note 2. Management believes that the elimination of non-recurring expenses will result in future taxable income, however, there is no assurance of that fact. Accordingly, a valuation allowance had been established in years prior to 2000, to reduce the deferred tax assets to a level, which, more likely than not, would be realized. Based upon the favorable ruling in 2000 for prior years Federal tax positions, historical taxable income trends and projections for future taxable income over the periods which the items giving rise to deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the net deferred tax assets, net of the existing valuation allowance, at December 31, 2000. Accordingly, the Company eliminated the valuation allowance in 2000.

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

     In connection with the Recapitalization, substantially all of the outstanding options under the 1994 Incentive Stock Plan were repurchased. A total of 1,675 options remain outstanding to an individual at December 31, 2000, all of which are exercisable and have an exercise price of $4.25 per share. This plan will survive solely with respect to such options; no further options will be granted. Options for 33,881 shares were exercised in 1997 for a total price of $153,000 prior to the recapitalization transaction.

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

STOCK APPRECIATION PLAN

     The Company has established a Key Executive Equity Appreciation Plan ("Stock Appreciation Plan") for certain executives of the Company. Pursuant to the Stock Appreciation Plan, executives can be awarded Equity Appreciation Units ("Units") which constitute a "phantom" equity interest in any appreciation in the value of the equity of the Company above the $59.6 million originally invested by VS&A-T/SF and Fir Tree in the Company and Holdings LLC payable only in the event of a change in control, as defined, or termination event, as defined. The Units vest ratably over either 3 or 5 years, provided the executive remains an employee of the Company and annual EBITDA target, as defined, for the Company is achieved (or, if not achieved, that 110% of the annual EBITDA target for the next year is achieved). The maximum number of Units issuable under the Stock Appreciation Plan constitutes approximately 10% of the common equity interests of the Company.

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

     UNIT OPTION PLAN

     In June 2000, ExpoExchange established a Unit Option Plan (the"Plan"), which provides for the grant of options to employees to purchase up to 3,333,333 Series C Units (the "C Units") of equity interest in ExpoExchange. The options expire 10 years from the date of grant and their exercise price shall be no less than 100% of the fair value of the C Units at the time of the grant. These options may be exercised upon the earlier of (a) change of control, as defined; (b) registration of the C Units under the Securities Exchange Act of 1933; and (c) seven years from the date of grant.

     During 2000, the Company granted 2,897,333 options to employees with an exercise price of $4.89 per unit, the fair value of the units at the time of grant, and vesting period over three years commencing on the first anniversary in June 2001. A summary of ExpoExchange's unit option activity and weighted average exercise price is as follows:

                                                    Weighted average
                                           Options  exercise price
                                          --------  ----------------

Balance at December 31, 1999                      -            -
Granted                                   2,897,333   $     4.89
Cancelled                                         -            -
Exercised                                         -            -
                                          ---------   ----------
Balance at December 31, 2000              2,897,333   $     4.89
                                          =========   ==========
Exercisable at December 31, 2000                  -            -
                                          =========   ==========
Available for grant at December 31,2000     436,000
                                          =========

     The following table summarizes information about unit options outstanding and exercisable at December 31, 2000:

                            Options outstanding                    Options exercisable
                         ---------------------------          ------------------------------
                          Weighted         Weighted                              Weighted
                           average         average                               average
Exercise                  remaining        exercise             Number           exercise
 price      Options     contract life       price           outstanding           price
- --------   ---------    -------------     ---------          ------------        --------
  $4.89    2,897,333        9.42 yrs.        $4.89                 -0-            $     -
========   =========     ============     =========           =============      ========

     ExpoExchange applies APB No.25 and related interpretations in accounting for its unit option grants to employees. Accordingly, no compensation expense has been recognized as the fair value of ExpoExchange's Units on the grant date equaled the exercise price of the options granted. Had the compensation cost for ExpoExchange's unit option grants been determined based on the fair value at the grant date for options consistent with the provisions of SFAS No. 123, the Company's net income would have been as follows for the year ended December 31, 2000:

Net income (loss):
As reported                  $286
                             ====

Pro forma                    $(366)
                             ======

     The resulting effect on the pro forma net loss disclosed for the year ended December 31, 2000 is not likely to be representative of the effects on the net loss on a pro forma basis in future years, because the pro forma results include the impact of only one period of grants and related vesting, while subsequent years will include additional grants and vesting.

     The per unit weighted average fair value of unit options granted during 2000 was $1.16 per unit. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000: dividend yield of zero percent, risk-free interest rate of 5.50%, expected volatility of zero percent and expected life of five years.

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

8.   COMMITMENTS AND CONTINGENCIES

     Operating lease agreements of the Company are principally for office facilities and equipment and expire at various dates through 2006 Rent expense in 2000, 1999, and 1998 under operating leases was approximately $
     2.0 million, $2.3 million and $2.0 million respectively.

     As of December 31, 2000, future minimum lease payments are as follows:

          Year Ending
         December 31,
         ------------                      (In thousands)

           2001                              $  2,621
           2002                                 2,404
           2003                                 2,376
           2004                                 1,821
           2005                                 1,581
        Thereafter                                826
                                             --------
                                             $ 11,629
                                             ========

     The Company is a defendant in certain litigation arising out of operations in the normal course of business. However, it is the opinion of management that the ultimate liabilities relating thereto, if any, will not have a material adverse effect on the financial position or results of operations of the Company.

9.   RELATED PARTY TRANSACTIONS

     In 1998, VS&A was paid a fee of $20,000 in connection with advisory services provided to the Company with respect to the acquisition of International Gaming Business Exposition and a monitoring fee of $90,000. In 1999, VS&A was paid a monitoring fee of $90,000 and fees of $534,000 in connection with advisory services provided to the Company with respect to the acquisitions of ITS and RSI and the disposition of Corsearch. In 2000, VS&A was paid a monitoring fee of $90,000 and fees of $670,000 in connection with advisory services provided to the Company with respect to the acquisitions of STA, USMA and EES. Approximately 18% of both such fees were shared with Fir Tree pursuant to the Agreement. These costs are included in the accompanying consolidated statements of operations.

10.  BUSINESS SEGMENT INFORMATION

     Operations of the Company are conducted primarily through two business segments primarily within the continental United States. These segments and the primary operations of each are as follows:

     BUSINESS-TO-BUSINESS COMMUNICATIONS

     Atwood is a publisher of various convention/trade show publications and trade journals. ExpoExchange is a provider of registration housing, travel, exhibitor marketing and information services all to the exposition industry and GEM is the owner of several trade shows, including World Gaming Congress, a trade show catering to the legalized gaming industry, and the publisher of several trade magazines and newsletters.

     INFORMATION SERVICES

     TISI is a provider of pre-employment screening information including motor vehicle reports, truck driver employment information, worker's compensation information, credit reports, criminal record reports and other pre-employment screening information and services to the trucking and other industries and motor vehicle reports to the insurance industry. Corsearch a provider of trademark research and information services, using both proprietary and public databases was sold in November 1999.

     Corporate revenues consist principally of revenues from covenants-not-to-compete and miscellaneous non-operating income. Operating profit is net revenues less applicable operating expenses and segment general and administrative expenses. Corporate general and administrative expenses are allocated to each segment in proportion to each segment's net revenue.

     Identifiable assets by segment are those assets that are used in the operations of each segment. Corporate assets consist principally of cash and cash equivalents, notes receivable, prepaid expenses and corporate furniture, fixtures and equipment. Capital expenditures include additions to property, plant and equipment, goodwill and truck driver employment information files.

     During 2000, 1999 and 1998, no customer represented ten percent or more of the Company's revenue or operating profit.

     Summarized financial information by industry segment is as follows:

                                                           Year Ended December 31,
                                                        2000         1999         1998
                                                        ----         ----         ----
                                                                (In thousands)
NET REVENUES FROM SALES TO UNAFFILIATED CUSTOMERS:
  Business to Business Communications                $  79,208    $  65,877    $  52,166
  Information Services                                  57,474       41,832       36,055
                                                     ---------    ---------    ---------
                                                     $ 136,682    $ 107,709    $  88,221
                                                     =========    =========    =========
OPERATING INCOME ( LOSS):
  Business to Business Communications                $   1,503    $   6,762    $   8,297
  Information Services                                  11,389        8,400        8,082
                                                     ---------    ---------    ---------
  Operating profit from segments                        12,892       15,162       16,379
  Interest and other income                                939           84          422
  Corporate expenses, net                               (2,997)        (932)      (1,789)
  Write down of investment                              (4,518)         -            -
  (Loss) gain on sale of investment                        (59)       4,842          -
  Interest expense                                     (11,580)     (10,792)     (10,676)
                                                     ---------    ---------    ---------
  (Loss) income before income taxes                  $  (5,323)   $   8,364    $   4,336
                                                     =========    =========    =========
IDENTIFIABLE ASSETS AT DECEMBER 31:
  Business to Business Communications                $  79,799    $  48,928    $  34,206
  Information Services                                  71,985       34,830       33,804
  Corporate                                              5,554       38,372        6,524
                                                     ---------    ---------    ---------
                                                     $ 157,338    $ 122,130    $  74,534
                                                     =========    =========    =========
DEPRECIATION AND AMORTIZATION:
  Business to Business Communications                $  13,647    $   6,373    $   3,407
  Information Services                                   5,632        4,113        3,204
  Corporate                                                438          512          467
                                                     ---------    ---------    ---------
                                                     $  19,717    $  10,998    $   7,078
                                                     =========    =========    =========
CAPITAL EXPENDITURES:
  Business to Business Communications                $   4,751    $   3,476    $   2,924
  Information Services                                   2,784        3,139        3,370
  Corporate                                                 35           77          209
                                                     ---------    ---------    ---------
                                                     $   7,570    $   6,692    $   6,503
                                                     =========    =========    =========

     FOREIGN SALES

     The Company's net revenues for 2000, 1999, and 1998 to customers outside the U.S. and Canada were approximately $4.1 million, $8.1 million and $5.1 million, respectively, representing 3.0%, 7.5% and 5.8%, of net revenues, respectively. All of such net revenues are attributable to Business-to-Business Communications.

11.  SUBSEQUENT EVENT

     Effective January 1, 2001, the Company announced the acquisition of Casino Journal Publishing Group's trade assets which include the publications:
     Casino Journal, a monthly trade publication for domestic casino operators and manufacturers and The National Gaming Summary, an industry weekly newsletter and several tradeshows/conferences: Casino Ops; Southern Gaming Conference; American Gaming Conference and the North American Gaming Conference, which are managed joint ventures. The Company paid $2,625,000 in cash and 100,000 units of GEM Communications, LLC, subject to certain future working capital and earnings adjustments.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2000

                                      THE OFFICIAL INFORMATION COMPANY

                                      By  /s/  Ian L.M. Thomas
                                         -------------------------------------
                                         IAN L. M. THOMAS
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 30, 2000 and in the capacities indicated.

SIGNATURE                               TITLE


/s/ John s. Suhler                      Chairman of the Board and Director
- -------------------------------
       (John S. Suhler)

/s/ Ian L.M. Thomas                     President, Chief Executive Officer
- -------------------------------         and Director
     (Ian L.M. Thomas)

/s/ Steven J. Hunt                      Chief Financial Officer and Treasurer
- -------------------------------
     (Steven J. Hunt)

/s/ John J. Veronis                     Director
- -------------------------------
     (John J. Veronis)

/s/ Jeffrey T. Stevenson                Director
- -------------------------------
   (JeffreyT. Stevenson)

/s/ Scott Troeller                      Director
- -------------------------------
     (Scott Troeller)

/s/ Jeffrey Tannenbaum                  Director
- -------------------------------
      (Jeffrey Tannenbaum)

/s/ John Rolfe                          Director
- -------------------------------
        (John Rolfe)