Form 10-Q
period 2001-03-31
OFFICIAL INFORMATION CO
filed 2001-05-15
CIK 847841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR


  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________


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


         As of May 15, 2001, 112,367 shares of common stock were outstanding, of which 72,367 were owned by VS&A T/SF, L.L.C. and 36,000 and 4,000 were owned by Fir Tree Value Fund LP. and Fir Tree Institutional Value Fund L.P., respectively.

                                     PART I

                          Item 1. Financial Information

                        THE OFFICIAL INFORMATION COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                   ASSETS                                          MARCH 31,    DECEMBER 31,
                   ------                                            2001          2000
                                                                     ----          ----
                                                                 (UNAUDITED)
Current assets:
    Cash and cash equivalents                                     $     585      $     795
    Accounts receivable, less reserve for doubtful accounts
         of $1,437 in 2001 and $1,378 in 2000                        28,648         27,640
    Inventories                                                         110            121
    Deferred tax assets                                                --              288
    Notes receivable and other current assets                         3,842          2,859
                                                                  ---------      ---------

          Total current assets                                       33,185         31,703

Notes receivable and investments                                        176            679

Property and equipment, at cost:                                     36,778         34,400
    Less accumulated depreciation                                   (21,028)       (19,481)
                                                                  ---------      ---------
         Property and equipment, net                                 15,750         14,919

Intangibles and other assets, net                                    97,174        110,037
                                                                  ---------      ---------

                                                                  $ 146,285      $ 157,338
                                                                  =========      =========

See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)





     LIABILITIES AND STOCKHOLDERS' DEFICIT                                      MARCH 31,         DECEMBER 31,
     -------------------------------------                                        2001                2000
                                                                                  ----                ----
                                                                               (UNAUDITED)
Current liabilities:
    Accounts payable                                                                 5,467                4,757
    Accrued liabilities                                                             17,099               17,113
    Deferred revenue                                                                 6,788                7,235
    Borrowings under credit facility                                                26,253               17,189
    Deferred tax liability                                                             417                    -
    Customer deposits                                                               25,188               15,398
    Current portion of long-term debt                                                   29                   31
                                                                                ----------           ----------

         Total current liabilities                                                  81,241               61,723

Long-term debt, less current portion                                                99,047               99,054
Other liabilities                                                                      693                  719
Minority interest                                                                    5,384               36,229

Stockholders' deficit:
    Common stock, $.10 par value, 150,000 shares authorized                             42                   42
    Additional paid-in capital                                                      56,497               56,497
    Translation adjustment                                                            (109)                 255
    Retained earnings                                                               17,966               17,295
                                                                                    ------               ------
                                                                                    74,396               74,089
    Treasury stock                                                                (114,476)            (114,476)
                                                                                 ---------            ---------
         Total stockholders' deficit                                               (40,080)             (40,387)
                                                                                  --------             --------

                                                                                  $146,285             $157,338
                                                                                  ========             ========

See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                     ---------
                                                                              2001                2000
                                                                              ----                ----
                                                                          (UNAUDITED)          (UNAUDITED)


Revenues, net                                                              $ 34,582             $ 29,143

Costs and expenses:
    Operating costs                                                          15,756               12,289
    General and administrative                                               12,098                8,995
    Depreciation and amortization                                             5,387                2,302
                                                                           --------             --------
         Operating income                                                     1,341                5,557
Other income (expense):
    Interest and other income                                                    12                   88
    Interest expense                                                         (3,207)              (2,833)
                                                                           --------             --------
(Loss) income before minority interest and income taxes                      (1,854)               2,812
Minority interest in loss (earnings) of consolidated
    subsidiaries                                                              2,694               (1,723)
Income tax expense                                                             (169)                (402)
                                                                           --------             --------
         Net income                                                        $    671             $    687
Foreign currency translation loss                                              (364)                --
                                                                           --------             --------
Total comprehensive income                                                 $    307             $    687
                                                                           ========             ========



See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                        ---------
                                                                                 2001                2000
                                                                                 ----                ----
                                                                            (UNAUDITED)           (UNAUDITED)
Cash flows from operating activities:
    Net income                                                                $    671           $    687

    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                           5,387              2,302
         Minority interest                                                      (2,694)             1,723
         Changes in assets and liabilities                                       8,584              7,206
                                                                              --------           --------

                Total adjustments                                               11,277             11,231
                                                                              --------           --------

        Net cash provided by operating activities                               11,948             11,918
                                                                              --------           --------

Cash flows from investing activities:
    Collections on contract and notes receivable                                     3               --
    Capital expenditures                                                        (2,418)            (1,466)
    Proceeds from sale of investment                                               500               --
    Purchase of minority interest                                              (15,500)              --
    Payments for acquisitions, net of cash acquired                             (3,771)           (23,418)
    Payments on deferred contract liabilities                                      (26)              --
                                                                              --------           --------

        Net cash used in investing activities                                  (21,212)           (24,884)
                                                                              --------           --------

Cash flows from financing activities:
    Principal payments of long-term debt                                           (10)               (10)
    Net borrowings (repayments) of line of credit                                9,064            (18,589)
                                                                              --------           --------
        Net cash provided by (used in) financing activities                      9,054            (18,599)
                                                                              --------           --------

Net decrease in cash and cash equivalents                                         (210)           (31,565)

Cash and cash equivalents at beginning of period                                   795             32,162
                                                                              --------           --------

Cash and cash equivalents at end of period                                    $    585           $    597
                                                                              ========           ========

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                        ---------
                                                                                 2001                2000
                                                                                 ----                ----
                                                                            (UNAUDITED)           (UNAUDITED)
Supplemental disclosure of cash flow information:
     Cash paid for:
                  Interest                                                    $  371                $   98
                  Income taxes                                                $1,267                $1,998


Supplemental disclosure of non-cash transactions:
         Exchange of non-voting LLC units of Gem
         Communications, LLC in connection with
         the acquisition of CJPG                                              $1,850                  --


         Stock of TISI issued to USMA                                           --                  $8,300





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

     INTERIM REPORTING. The accompanying interim consolidated condensed financial statements reflect all adjustment which, in the opinion of management are considered necessary for a fair presentation of the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and related notes thereto included in TOIC's annual report on Form 10-K for the year ended December 31, 2000.

     RECLASSIFICATIONS

     Certain 2000 account balances have been reclassified to conform to the 2001 consolidated financial statement presentation.

B.   RECAPITALIZATION

     During 1997, the Company adopted a two-phased leveraged recapitalization plan of the Company's ownership and capital structure. Phase I included a tender offer for substantially all of TOIC's outstanding common stock; selling newly-issued common stock to a new investor, VS&A-T/SF, L.L.C. and repurchasing substantially all of the outstanding stock options. Phase II was completed on February 27, 1998 and included a reverse stock split to eliminate all shares of the Company's common stock other than those owned by the Equity Investors (as defined below) and a restructuring of the Company and its subsidiaries. As of March 31, 2001, VS&A-T/SF and entities controlled by Fir Tree Partners (together referred to as the Equity Investors) own approximately 64% and 36% of TOIC's common stock, respectively.

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

C.   DEBT GUARANTORS

     Atwood Publishing, LLC and subsidiaries ("Atwood"), ExpoExchange, LLC and subsidiaries ("ExpoExchange"), GEM Communications Holdings, LLC and subsidiaries ("GEM"), Holdings LLC (collectively the "LLC Guarantors"), TISI Holdings, Inc. and subsidiaries ("TISI") ( the "Subsidiary Guarantors" and, together with the LLC Guarantors, the "Guarantors") are included in the consolidated results of the Company. Because the Company, directly or indirectly, owns all of the voting interests in the LLC Guarantors, the LLC Guarantors are considered wholly owned subsidiaries of the Company as defined by Regulation S-X. The Company indirectly owns all of the voting shares of the Subsidiary Guarantors.

     Each of the Guarantors jointly and severally guarantee all of the Company's debt, on a full and unconditional basis. For accounting purposes, all Guarantors are consolidated. Separate financial statements and other disclosures concerning the Guarantors are not presented because the Company's management has determined that they are not material to investors.

     The Senior Credit Facility contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or purchase capital stock; (ii) prepay, redeem or purchase debt;
     (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates; and (x) alter its lines of business. The net assets of the Guarantors approximated $82.3 million as of March 31, 2001.

     The following are condensed consolidating financial statements of The Official Information Company and the Guarantors for each period presented:

                                 MARCH 31, 2001
                                  BALANCE SHEET
                                   (UNAUDITED)



ASSETS
------

                                    TOIC            LLC         SUBSIDIARY     SUBTOTAL                        TOIC
                                  CORPORATE      GUARANTORS     GUARANTORS    GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                  ---------      ----------     ----------    ----------     ------------  ------------
Current assets                    $     432      $  18,444      $  14,309     $  32,753             $-      $  33,185
Notes receivable and
investments                            --             --              176           176           --              176
Investment in subsidiaries
& affiliates                         37,801         (8,233)         3,313        (4,920)       (32,881)          --
PPE,  net                               178          8,486          7,086        15,572           --           15,750
Intangibles & other assets, net       2,657         40,666         53,851        94,517           --           97,174
                                  -----------------------------------------------------------------------------------
Total assets                      $  41,068      $  59,363      $  78,735     $ 138,098      $ (32,881)     $ 146,285
                                  =========      =========      =========     =========      =========      =========


LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)

Current liabilities                  29,941         38,806         12,494        51,300           --           81,241
Long term debt                       98,500           --              547           547           --           99,047
Other liabilities                       617           --               76            76           --              693
Minority interest                     1,534          3,850           --           3,850           --            5,384
Total stockholders' equity
 (deficit)                          (89,524)        16,707         65,618        82,325        (32,881)       (40,080)
                                  -----------------------------------------------------------------------------------
Total liabilities and
Stockholders' equity
(deficit)                         $  41,068      $  59,363      $  78,735     $ 138,098      $ (32,881)     $ 146,285
                                  =========      =========      =========     =========      =========      =========

                        THREE MONTHS ENDED MARCH 31, 2001
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                       TOIC            LLC        SUBSIDIARY      SUBTOTAL                        TOIC
                                    CORPORATE      GUARANTORS     GUARANTORS     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                    ---------      ----------     ----------     ----------    ------------   ------------
Revenue, net                         $   --         $ 19,624       $ 14,958       $ 34,582       $   --         $ 34,582
Costs and expenses:
     Operating costs                     --            9,982          5,774         15,756           --           15,756
     General & admin.                     675          6,267          5,156         11,423           --           12,098
     Deprec. & amort.                     121          3,614          1,652          5,266           --            5,387
                                     -----------------------------------------------------------------------------------
Operating (loss) income                  (796)          (239)         2,376          2,137           --            1,341
     Interest and other income             55            (43)          --              (43)          --               12
     Interest expense                  (3,211)             4           --                4           --           (3,207)
                                     -----------------------------------------------------------------------------------
(Loss) income before
     income tax                        (3,952)          (278)         2,376          2,098           --           (1,854)
     Minority interest                   --             --             --             --            2,694          2,694
     Income tax (expense)
     benefit                                2             (7)          (164)          (171)          --             (169)
     Preferred distribution
     from LLC's                         1,233           --             --             --           (1,233)          --
                                     -----------------------------------------------------------------------------------
Net (loss) income                    $ (2,717)      $   (285)      $  2,212       $  1,927       $  1,461       $    671
                                     =========      =========      ========       ========       ========       ========

                        THREE MONTHS ENDED MARCH 31,2001
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                     TOIC          LLC        SUBSIDIARY     SUBTOTAL                      TOIC
                                  CORPORATE     GUARANTORS    GUARANTORS    GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                  ---------     ----------    ----------    ----------   ------------  ------------
Cash flows from operating
activities:
Net (loss) income                  $ (2,717)     $   (285)     $  2,212      $  1,927      $  1,461      $    671

  Adjustments to reconcile
  net income (loss) to net
  cash (used in) provided
  by operating activities, net       (1,112)        3,614         1,652         5,266        (1,461)        2,693

  Changes in assets &
  liabilities                         1,590         8,423        (1,429)        6,994          --           8,584
                                   ------------------------------------------------------------------------------
Net cash (used in) provided
by operating activities              (2,239)       11,752         2,435        14,187          --          11,948
                                   ------------------------------------------------------------------------------

Cash flows from investing
  activities:
  Proceeds from sale of
  investment                            500          --            --            --            --             500
  Capital expenditures                 --          (1,513)         (905)       (2,418)         --          (2,418)
  Collections on contracts
  and notes receivable                 --            --               3             3          --               3
  Payments on deferred
  contracts                             (26)         --            --            --            --             (26)
  Purchase of minority
  interest                             --         (15,500)         --         (15,500)         --         (15,500)
  Payments for
  acquisitions- net of
  cash acquired                         (40)       (3,475)         (256)       (3,731)         --          (3,771)
                                   ------------------------------------------------------------------------------
Net cash provided by (used
in) investing activities                434       (20,488)       (1,158)      (21,646)         --         (21,212)
                                   ------------------------------------------------------------------------------

Cash flows from financing
activities:
  Principal payment of long
  term debt                            --            --             (10)          (10)         --             (10)
  Net borrowing (repayment)
  of line of credit                   1,780         8,763        (1,479)        7,284          --           9,064
                                   ------------------------------------------------------------------------------
Net cash provided by (used
in) financing activities              1,780         8,763        (1,489)        7,284          --           9,054
                                   ------------------------------------------------------------------------------

Net (decrease) increase  in
cash and cash equivalents               (25)           27          (212)         (185)         --            (210)

Cash and cash  equivalents
at beginning of period                   25           (27)          797           770          --             795
                                   ------------------------------------------------------------------------------

Cash and cash  equivalents
at end of period                   $   --        $   --        $    585      $    585      $   --        $    585
                                   ========      ========      ========      ========      ========      ========

                                DECEMBER 31, 2000
                                  BALANCE SHEET


ASSETS

                                         TOIC            LLC         SUBSIDIARY       SUBTOTAL                          TOIC
                                       CORPORATE     GUARANTORS      GUARANTORS      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                       ---------     ----------      ----------      ----------     ------------     ------------
Current assets                         $   3,170      $  17,466       $  11,067       $  28,533       $    --         $  31,703
Notes receivable and investments             500           --               179             179            --               679
Investment in subsidiaries & affil.       36,578           (179)        (22,475)        (22,654)        (13,924)           --
PPE-net                                      192          7,923           6,804          14,727            --            14,919
Intangibles and other assets-net           1,692         54,410          53,935         108,345            --           110,037
                                       ----------------------------------------------------------------------------------------
Total assets                           $  42,132      $  79,620       $  49,510       $ 129,130       $ (13,924)      $ 157,338
                                       =========      =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities                    $  22,006      $  29,248       $  10,469       $  39,717       $    --         $  61,723
Long term debt                            98,500           --               554             554            --            99,054
Other liabilities                            642           --                77              77            --               719
Minority interest                         34,229          2,000            --             2,000            --            36,229
Total stockholders' equity (deficit)    (113,245)        48,372          38,410          86,782         (13,924)        (40,387)
                                       ----------------------------------------------------------------------------------------
Total liabilities and
stockholders' equity (deficit)         $  42,132      $  79,620       $  49,510       $ 129,130       $ (13,924)      $ 157,338
                                       =========      =========       =========       =========       =========       =========


                        THREE MONTHS ENDED MARCH 31, 2000
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                      TOIC            LLC          SUBSIDIARY      SUBTOTAL                         TOIC
                                   CORPORATE       GUARANTORS      GUARANTORS     GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                   ---------       ----------      ----------     ----------    ------------     ------------
Revenue, net                        $   --          $ 16,759        $ 12,384       $ 29,143        $   --          $ 29,143
Costs and expenses:
     Operating costs                    --             8,161           4,128         12,289            --            12,289
     General & admin.                    597           4,301           4,097          8,398            --             8,995
     Depreciation & amortization         130           1,207             965          2,172            --             2,302
                                    ---------------------------------------------------------------------------------------
Operating income (loss)                 (727)          3,090           3,194          6,284            --             5,557
     Interest & other income              88            --              --             --              --                88
     Interest expense                 (2,748)            (85)           --              (85)           --            (2,833)
                                    ---------------------------------------------------------------------------------------
Income (loss) before income taxes     (3,387)          3,005           3,194          6,199            --             2,812

Minority interest                       --              --              --             --            (1,723)         (1,723)
Income tax expense                      (402)           --              --             --              --              (402)
                                    ---------------------------------------------------------------------------------------
Net income (loss)                   $ (3,789)       $  3,005        $  3,194       $  6,199        $ (1,723)       $    687
                                    =========       ========        ========       ========        =========       ========

                        THREE MONTHS ENDED MARCH 31, 2000
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                   TOIC             LLC         SUBSIDIARY       SUBTOTAL                          TOIC
                                CORPORATE       GUARANTORS      GUARANTORS      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                ---------       ----------      ----------      ----------     ------------    ------------
Cash flows from operating
activities:
Net income (loss)                $ (3,789)       $  3,005        $  3,194        $  6,199        $ (1,723)       $    687

Adjustments to reconcile
net income (loss) to net
cash provided by (used in)
operating activities, net             130           1,207             965           2,172           1,723           4,025

Changes in assets and
liabilities, net                   14,766          (5,572)         (1,988)         (7,560)           --             7,206
                                 ----------------------------------------------------------------------------------------
Net cash provided by (used
in) operating activities           11,107          (1,360)          2,171             811            --            11,918
                                 ----------------------------------------------------------------------------------------

Cash flows from investing
activities:
    Capital expenditures               (1)           (981)           (484)         (1,465)           --            (1,466)
    Payments for acquisitions,
    net of cash acquired          (23,418)           --              --              --              --           (23,418)
                                 ----------------------------------------------------------------------------------------
Net cash used in investing
activities                        (23,419)           (981)           (484)         (1,465)           --           (24,884)
                                 ----------------------------------------------------------------------------------------

Cash flows from financing
activities:
    Principal payments
       of long-term debt              (10)           --              --              --              --               (10)
    Net repayment of line
       of credit                  (18,589)           --              --              --              --           (18,589)
                                 ----------------------------------------------------------------------------------------
Net cash used in financing
activities                        (18,599)           --              --              --              --           (18,599)
                                 ----------------------------------------------------------------------------------------

Net increase (decrease) in
cash and cash equivalents         (30,911)         (2,341)          1,687            (654)           --           (31,565)
Cash and cash equivalents
at beginning of period             30,626             332           1,204           1,536            --            32,162
                                 ----------------------------------------------------------------------------------------

Cash and cash equivalents
at end of period                 $   (285)       $ (2,009)       $  2,891        $    882            --          $    597
                                 ========        ========        ========        ========        ========        ========

D.   BUSINESS SEGMENT INFORMATION

     Operations of the Company are conducted primarily through two business segments primarily within the continental United States. These segments and the primary operations of each are as follows:

     BUSINESS TO BUSINESS COMMUNICATIONS

     Atwood is a publisher of various convention/tradeshow publications and trade journals; ExpoExchange is a provider of e-commerce, registration, exhibitor marketing, travel, housing and information services to the exposition industry; and GEM is the owner of several tradeshows, including the World Gaming Congress & Expo, the largest trade show catering to the legalized gaming industry, and the publisher of several trade magazines and newsletters.

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

     Identifiable assets by segment are those assets that are used in the operations of each segment. Corporate assets consist principally of cash and cash equivalents, notes receivable, prepaid expenses and corporate furniture, fixtures and equipment. Capital expenditures include additions to property, plant and equipment, and truck driver employment information files.

     During the first quarter of 2001 and 2000, no customer represented ten percent or more of the Company's revenue or operating income.

    Summarized financial information by industry segment is as follows:

                                                                            For the three months
                                                                              ended March 31,
                                                                          2001                2000
                                                                          ----                ----
                                                                                (In thousands)
                                                                                 (Unaudited)
         NET REVENUES FROM SALES TO UNAFFILIATED CUSTOMERS:
             Business to Business Communications                       $  19,624           $  16,759
             Information Services                                         14,958              12,384
                                                                       ---------           ---------
                                                                       $  34,582           $  29,143
                                                                       =========           =========

         OPERATING INCOME (LOSS):
             Business to Business Communications                       $    (239)          $   3,090
             Information Services                                          2,376               3,194
                                                                       ---------           ---------
             Operating profit from segments                                2,137               6,284
             Corporate expenses, net                                        (796)               (727)
             Interest and other income                                        12                  88
             Interest expense                                             (3,207)             (2,833)
                                                                       ---------           ---------

             Income before income taxes and minority interest          $  (1,854)          $   2,812
                                                                       =========           =========

         DEPRECIATION AND AMORTIZATION:
             Business to Business Communications                       $   3,614           $   1,207
             Information Services                                          1,652                 965
             Corporate                                                       121                 130
                                                                       ---------           ---------
                                                                       $   5,387           $   2,302
                                                                       =========           =========

         CAPITAL EXPENDITURES:
             Business to Business Communications                       $   1,513           $     981
             Information Services                                            905                 484
             Corporate                                                      --                     1
                                                                       ---------           ---------
                                                                       $   2,418           $   1,466
                                                                       =========           =========

         IDENTIFIABLE ASSETS AT MARCH 31 AND DECEMBER 31:
             Business to Business Communications                       $  67,596           $  79,799
             Information Services                                         75,422              71,985
             Corporate                                                     3,267               5,554
                                                                       ---------           ---------
                                                                       $ 146,285           $ 157,338
                                                                       =========           =========

E.   ACQUISITIONS AND DISPOSITIONS OF ASSETS

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

         On April 14, 2000, the Company purchased a 4.7% common equity interest in Third Millenium Communications, Inc. ("3MC") for $5.0 million. 3MC provides software development and consulting services primarily to Internet related entities. This common equity interest was sold to 3MC for $500,000 on January 19, 2001.

         On June 1, 2000, the Company, through ExpoExchange, acquired substantially all of the assets of the e-Products Division (Expo Event Services- "EES") of 3MC, in exchange for 6,133,590 non-voting LLC units of ExpoExchange (the "LLC units") valued at approximately $30.0 million and representing approximately 20% of Holdings LLC's interest in ExpoExchange. The Company has accounted for this transaction under the purchase method of accounting. As a result of this transaction, the Company recorded approximately $30.0 million increase in minority interest on the issuance of the LLC units. On the basis of an independent valuation, identifiable intangible assets of $6.7 million and goodwill of $23.0 million are being amortized on a straight-line basis primarily over a three- year life. On January 19, 2001, the Company, through Holdings LLC, acquired from 3MC the non-voting LLC units in ExpoExchange for $15.5 million. As a result of this transaction, the minority interest was eliminated and goodwill reduced by $14.5 million. The Company has subsequently restructured the EES organization and management at a cost of approximately $823,000, relating primarily to severance, of which $328,000 was paid as of March 31, 2001.

         Effective January 1, 2001, the Company, through GEM, acquired certain assets of Casino Journal Publishing Group ("CJPG") for approximately $2.6 million in cash, subject to certain future working capital adjustments, and 100,000 units of GEM Communications, LLC valued at approximately $1.9 million and representing approximately 10% of GEM. The Company has accounted for this transaction under the purchase method of accounting. Identifiable intangible assets and goodwill of $4.3 million are being amortized on a straight-line basis over a four to ten year life.

     The following unaudited pro forma information is presented as if the Company had completed the acquisitions as of January 1, 2000. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at January 1, 2000, or of the future results of operations.

                                        For the Quarter
                                         ended March 31,
                                         ---------------
                                      2001             2000
                                      ----             ----
                                         (In thousands)
                                           (Unaudited)
     Revenues, net                  $34,582          $31,436
                                    -------          -------
     Revenues
     Net income                     $   671          $   761
                                    -------          -------
     EBITDA                         $ 7,551          $ 6,590
                                    -------          -------

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

     The Company's Business-to-Business Communications operations are conducted through several individual businesses, each of which is characterized by leading competitive positions within specialized vertical markets. Business-to-Business Communications includes: (i) GEM Communications, LLC, one of the world's leading owner and operator of tradeshows and publisher of trade magazines directed to the international legalized gaming industry. (ii) Atwood Publishing, LLC, the largest domestic independent publisher of exposition and association related publications and directories; and (iii) ExpoExchange, LLC, one of the largest independent providers of e-commerce housing, travel, registration, exhibitor information and "lead" management services to the tradeshow and convention industry in the United States.

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

     On April 14, 2000, the Company purchased a 4.7% common equity interest in Third Millenium Communications, Inc. ("3MC") for $5.0 million. 3MC provides software development and consulting services primarily to Internet related entities.

     On June 1, 2000, the Company acquired substantially all of the assets of the e-Products Division of 3MC (Expo Event Services- "EES") in exchange for non-voting LLC units valued at approximately $30.0 million in ExpoExchange. On January 19, 2001, the Company acquired from 3MC the LLC units in ExpoExchange for $15.5 million and sold its stock in 3MC back to 3MC for $500,000. A write down to recognize the impairment of this investment was recorded at December 31, 2000. As a result of the acquisition of the LLC units, related minority interest was eliminated and goodwill was reduced by $14.5 million. During the first quarter of 2001, the Company restructured the EES organization and management at a cost of approximately $823,000, relating primarily to severance, of which $328,000 was paid as of March 31, 2001.

     Effective January 1, 2001, the Company through GEM Communications, LLC acquired certain assets of Casino Journal Publishing Group ("CJPG") for $2.6 million in cash, subject to certain future working capital adjustments, and 100,000 non-voting LLC units of GEM Communications, LLC, valued at approximately $1.9 million and representing approximately 10% of GEM.

RESULTS OF OPERATION

     Revenues. Net revenues for the three months ended March 31, 2001 totaled $34.6 million, an increase of $5.4 million (19%) over the first quarter of 2000. The Business-to-Business Communications segment revenue totaled $19.6 million for the three months ended March 31, 2001, an increase of $2.9 million (17%) over the first quarter of 2000. At ExpoExchange, increased registration and exhibitor volume and the growth of new lead management and interactive services contributed $1.5 million to the revenue growth. At Atwood, timing of several new projects and new clients contributed approximately $900,000 (26%) to revenue growth in the first quarter of 2001 compared with the first quarter of 2000. GEM provided approximately $475,000 in revenue growth, primarily from the inclusion of CJPG (acquired effective January 1, 2001) in 2001 net revenue compared with the same period in 2000.

     The Information Services segment produced first quarter 2001 revenue of $15.0 million, an increase of $2.6 million or 21% over the first quarter of 2000. TISI's revenue increase over the first quarter of 2000 was due principally to increased pre-employment screening volume at DAC and STA, as compared to the prior period, and inclusion of USMA (acquired March 16, 2000) which added $902,000 to 2001 growth.

     Operating Costs. Operating costs increased $3.5 million (28%) during the first quarter of 2001 compared with the same period in 2000.
Business-to-Business Communications' first quarter 2001 operating costs increased $1.8 million (22%) on 17% higher revenue compared with first quarter 2000. Growth was attributable principally to increased volume at ExpoExchange, Atwood and GEM.

     Information Services operating costs increased 39% during the first quarter of 2001 on a 21% increase in net revenues compared with the first quarter of 2000. The increase was attributable principally to higher criminal record and pre-employment screening volume at Crimesearch and STA, and inclusion of USMA as of March 15, 2000.

     General and Administrative Expenses. General and administrative expenses increased $3.1 million (34%) during the first quarter of 2001 compared with the first quarter of 2000. Higher general and administrative expense was primarily due to the inclusion of the STA, USMA, EES, and CJPG acquisitions, restructuring of EES, and new initiatives and additional corporate infrastructure at TISI to support acquisitions and growth.

     Depreciation and Amortization. Depreciation and amortization increased $3.1 million (134%) during the first quarter of 2001 compared with the same period in 2000. The increase resulted principally from 2000 capital expenditures to acquire data, expand exposition and tradeshow capacity and upgrade information technology and the additional amortization of goodwill resulting from acquisitions.

     Interest Expense. Interest expense totaled $3.2 million and $2.8 million for the three months ended March 31, 2001 and 2000, respectively. Interest expense results primarily from debt incurred in connection with the Recapitalization. Interest expense increased in the first quarter of 2001 compared with the same period in 2000 as a result of increased utilization of the Company's Senior Credit Facility.

     EBITDA. EBITDA totaled $7.6 million during the first quarter of 2001 compared with $7.9 million during the same period in 2000. The decrease resulted primarily from lower EBITDA at TISI and ExpoExchange as a result of the timing of the USMA and EES acquisitions. Both USMA and EES incurred planned first quarter 2001 losses without contravening losses in the first quarter 2000.

     EBITDA is included because management believes that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest expense, repay debt and make capital expenditures. Excluded from EBITDA are interest expense, income taxes, depreciation and amortization, unusual gains and losses (including provision for restructuring expenses of the EES Division of ExpoExchange in 2001), minority interest in consolidated subsidiaries, discontinued operations, extraordinary loss, net of tax, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. EBITDA margin represents EBITDA as a percentage of total revenues.

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

     On April 14, 2000, the Company purchased a 4.7% common equity interest in 3MC for $5.0 million. 3MC provides software development and consulting services primarily to Internet related entities.

     On June 1, 2000, the Company acquired substantially all of the assets of the e-Products Division of 3MC (EES) in exchange for non-voting LLC units valued at approximately $30.0 million in ExpoExchange. On January 19, 2001, the Company acquired from 3MC the LLC units in ExpoExchange for $15.5 million and sold its stock in 3MC back to 3MC for $500,000. A write down to recognize the impairment of this investment was recorded at December 31, 2000. As a result of the acquisition of the LLC units, the minority interest was eliminated and goodwill was reduced by $14.5 million. During the first quarter 2001, the Company restructured the EES organization and management at a cost of approximately $823,000, primarily related to severance, of which $328,000 was paid as of March 31, 2001.

     Effective January 1, 2001, the Company through GEM Communications, LLC acquired certain assets of CJPG for $2.6 million in cash, subject to certain future working capital adjustments, and 100,000 non-voting LLC units of GEM Communications, LLC, valued at approximately $1.9 million and representing approximately 10% of GEM.

LIQUIDITY AND CAPITAL RESOURCES

     On October 29, 1997, the Company completed the private sale to First Union Capital Markets Corp. (the "Initial Purchaser") of $100.0 million principal amount of Senior Subordinated Notes due 2007 (the "Old Notes") at a price of 97% of the principal amount thereof. The Initial Purchaser resold the Old Notes to a limited number of qualified institutional buyers at an initial price to investors of 100% of the principal amount thereof, with net proceeds to the Company of $97.0 million (the "Offering"). The Offering was a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Rule 144A and Section 4 thereof. The net proceeds of the Notes sold pursuant to the Offering were applied to repay indebtedness incurred in connection with the Recapitalization under the Senior Credit Facility and the Bridge Financing Facility. On February 10, 1998, the Company offered to exchange up to $100 million aggregate principal amount of Old Notes for up to an equal aggregate principal amount of new notes (the "New Notes" and, together with the Old Notes, the "Notes"). The New Notes are obligations of the Company entitled to the benefits of the Indenture (the "Indenture") relating to the Old Notes and the form and terms of the New Notes are identical in all material respects to the form and terms of the Old Notes except that the New Notes have been registered under the Securities Act and do not contain terms with respect to transfer restrictions. On September 1, 1998 the Company purchased $1.5 million of the New Notes at a price below par.

     The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under the Senior Credit Facility which was increased from $25.0 million to $40.0 million on February 2, 2001. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for the Company's working capital, capital expenditures and other needs. No assurance can be given, however, that this will be the case. As of March 31, 2001, the Company had $10.4 million of availability under the Senior Credit Facility, net of letters of credit totaling $3.3 million which are secured by the Senior Credit Facility. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. In addition, any future acquisitions by the Company would likely require additional financing.

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

     Capital Expenditures. Management anticipates that capital expenditures in 2001 will be approximately $10.2 million. The primary capital expenditures will be for computer equipment and software, and database acquisitions at TISI and ExpoExchange. TISI continues to offer its customers in the trucking industry credits for providing employment information to be utilized in its database, which credits can be used against charges for future services from such division. All of the credits earned are considered capital expenditures for the acquisition of such data. Management anticipates positive cash flow from operations in 2001, even after the anticipated capital expenditures for 2001. Thus, with the Company's available cash reserves and cash flow, management does not anticipate a need for additional capital or increased borrowing facilities during 2001 except for possible future acquisitions.

INFLATION

     Management anticipates the effect of inflation on the Company's operations during 2001 will be primarily limited to the effects which general inflation will have on costs in most areas in which the Company operates.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report for the quarter ended March 31, 2001, as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "seek," "plan," as well as variations of such words and similar expressions, are intended to identify forward-looking statements. While management believes these statements are reasonable, actual results could differ materially from those projected by such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                     PART II
                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

     On February 6, 2001, the registrant filed a current report on Form 8-K that reported on the acquisition of 6,133,590 Class B LLC units and certain warrants of ExpoExchange, LLC from Third Millenium Communications, Inc.
     (3MC); the increase of the Company's credit line to $40 million under its Credit Agreement with First Union National Bank; and that, in a separate transaction, the Company sold its equity interest in 3MC (see items 2 and 7).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      May 15, 2001

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