Form 10-Q
period 2001-06-30
OFFICIAL INFORMATION CO
filed 2001-08-10
CIK 847841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
 ---        ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________
          TO _____________


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

         As of August 10, 2001, 112,367 shares of common stock were outstanding, of which 72,367 were owned by VS&A T/SF, L.L.C. and 36,000 and 4,000 were owned by Fir Tree Value Fund LP. and Fir Tree Institutional Value Fund L.P., respectively.

                                     PART I

                          Item 1. Financial Information

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                   ASSETS                                             JUNE 30,         DECEMBER 31,
                   ------                                               2001               2000
                                                                        ----               ----
                                                                     (UNAUDITED)
Current assets:
    Cash and cash equivalents                                           $1,330              $795
    Accounts receivable, less reserve for doubtful accounts
         of $1,382 in 2001 and $1,378 in 2000                           27,274            27,640
    Inventories                                                            111               121
    Deferred tax assets                                                      -               288
    Notes receivable and other current assets                            5,212             2,859
                                                                         -----             -----

          Total current assets                                          33,927            31,703

Notes receivable and investments                                           172               679

Property and equipment, at cost:                                        39,092            34,400
    Less accumulated depreciation                                      (23,122)          (19,481)
                                                                       --------          --------
         Property and equipment, net                                    15,970            14,919

Intangibles and other assets, net                                       93,425           110,037
                                                                        ------           -------

                                                                      $143,494          $157,338
                                                                      ========          ========



See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


     LIABILITIES AND STOCKHOLDERS' DEFICIT                         JUNE 30,       DECEMBER 31,
     -------------------------------------                           2001             2000
                                                                     ----             ----
                                                                 (UNAUDITED)
Current liabilities:
    Accounts payable                                                  5,793            4,757
    Accrued liabilities                                              12,781           17,113
    Deferred revenue                                                  6,029            7,235
    Deferred tax liability                                            1,135                -
    Customer deposits                                                22,180           15,398
    Current portion of long-term debt                                    12               31
                                                                  ---------        ---------

         Total current liabilities                                   47,930           44,534

Long-term debt, less current portion                                 98,564           99,054
Long-term credit facility                                            32,044           17,189
Other liabilities                                                       669              719
Minority interest                                                     5,811           36,229

Stockholders' deficit:
    Common stock, $.10 par value, 150,000 shares authorized              42               42
    Additional paid-in capital                                       56,497           56,497
    Translation adjustment                                              (80)             255
    Retained earnings                                                16,493           17,295
                                                                  ---------        ---------
                                                                     72,952           74,089
    Treasury stock                                                (114,476)        (114,476)
                                                                  ---------        ---------
         Total stockholders' deficit                               (41,524)         (40,387)
                                                                  ---------        ---------

                                                                  $ 143,494        $ 157,338
                                                                  =========        =========





See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                        JUNE 30,                          JUNE 30,
                                                                        --------                          --------
                                                                  2001              2000            2001            2000
                                                                  ----              ----            ----            ----

Revenue, net                                                    $34,557           $34,600          $69,139         $63,743

Costs and expenses:
    Operating costs                                              15,830            15,881           31,586          28,170
    General and administrative                                    9,692            10,515           21,790          19,510
    Depreciation and amortization                                 6,366             3,942           11,753           6,244
                                                                -------            ------          -------         -------
          Operating income                                        2,669             4,262            4,010           9,819

    Interest and other income (expense)                              11              (204)              23            (116)
    Interest expense                                             (3,018)           (3,372)          (6,225)         (6,204)
                                                                -------            ------          -------         -------
Income (loss) before minority interest and income taxes
                                                                   (338)              686           (2,192)          3,499

Minority interest in earnings of consolidated entity               (427)             (745)           2,267          (2,469)
Income tax (expense) benefit                                       (708)               21             (877)           (381)
                                                                -------            ------          -------         -------
         Net (loss) income                                       (1,473)              (38)            (802)            649
Foreign currency translation income (loss)                           29                 -             (335)              -
                                                                -------           -------          -------         -------
Total comprehensive (loss) income                               $(1,444)          $   (38)         $(1,137)        $   649
                                                                =======           =======          =======         =======



See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 2001                2000
                                                                                 ----                ----
                                                                             (UNAUDITED)           (UNAUDITED)

Cash flows from operating activities:
    Net (loss) income                                                            $(802)              $  649

    Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
         Depreciation and amortization                                          11,753                6,244
         Minority interest                                                      (2,267)               2,469
         Changes in assets and liabilities                                       1,572                4,421
                                                                                 -----                -----

                Total adjustments                                               11,058               13,134
                                                                                ------               ------

        Net cash provided by operating activities                               10,256               13,783
                                                                                ------               ------

Cash flows from investing activities:
    Collections on contract and notes receivable                                     7                   12
    Capital expenditures                                                        (6,580)              (3,696)
    Proceeds from sale of (purchase of) equity investment                          500               (5,000)
    Purchase of minority interest                                              (15,500)                   -
    Payments for acquisitions, net of cash acquired                             (2,443)             (24,920)
    Payments on deferred contract liabilities                                      (50)                   -
                                                                               -------              -------

        Net cash used in investing activities                                  (24,066)             (33,604)
                                                                               -------              -------

Cash flows from financing activities:
    Principal payments of long-term debt                                          (510)                 (18)
    Net borrowings (repayments) of line of credit                               14,855              (12,038)
                                                                                ------              -------
        Net cash provided by (used in) financing activities                     14,345              (12,056)
                                                                                ------              -------

Net increase (decrease) in cash and cash equivalents                               535              (31,877)

Cash and cash equivalents at beginning of period                                   795               32,162
                                                                                   ---               ------

Cash and cash equivalents at end of period                                      $1,330               $  285
                                                                                ======               ======



See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                        ---------
                                                                                 2001                2000
                                                                                 ----                ----
                                                                             (UNAUDITED)          (UNAUDITED)

Supplemental disclosure of cash flow information:
               Cash paid for:
                  Interest                                                      $6,263              $5,275
                  Income taxes                                                  $1,716              $2,839


Supplemental disclosure of non-cash transactions:
         Exchange of non-voting LLC units of Gem
         Communications, LLC in connection with
         the acquisition of CJPG                                                $1,850                  --

         Exchange of non-voting equity of Galaxy in
         Connection with acquisition of ExpoExchange                                               $30,000

         Exchange of non-voting equity
         Stock of TISI issued to USMA                                               --              $8,300





See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated condensed financial statements of The Official Information Company ("TOIC" or the "Company"), include the accounts of TOIC, its wholly-owned subsidiaries, TOIC Holdings, LLC ("Holdings LLC") and the limited liability companies wholly owned by Holdings LLC (the "Subsidiary LLCs"). Through its $45 million priority equity interest in Holdings LLC, TOIC has voting, operational and management control of Holdings LLC and the Subsidiary LLCs and, accordingly, the financial statements of these entities are consolidated herein. Income allocated to TOIC from Holdings LLC is the lesser of net earnings or the preferred return, such amount being defined as an 11% cumulative annual compounded return on TOIC's undistributed priority equity interest in each, respectively. Losses are allocated first to the common members of Holdings LLC. TOIC and Holdings LLC share common management, resources and control.

     INTERIM REPORTING. The accompanying interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management are considered necessary for a fair presentation of the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and related notes thereto included in TOIC's annual report on Form 10-K for the year ended December 31, 2000.

     RECLASSIFICATIONS

     Certain 2000 account balances have been reclassified to conform to the 2001 consolidated financial statement presentation.



B.   DEBT GUARANTORS

     Atwood Publishing, LLC and subsidiaries ("Atwood"), ExpoExchange, LLC and subsidiaries ("ExpoExchange"), GEM Communications Holdings, LLC and subsidiaries ("GEM"), Holdings LLC (collectively the "LLC Guarantors"), TISI Holdings, Inc. and subsidiaries ("TISI") (the "Subsidiary Guarantors" and, together with the LLC Guarantors, the "Guarantors") are included in the consolidated results of the Company. Because the Company, directly or indirectly, owns all of the voting interests in the LLC Guarantors, the LLC Guarantors are considered wholly owned subsidiaries of the Company as defined by Regulation S-X. The Company indirectly owns all of the voting shares of the Subsidiary Guarantors.

     Each of the Guarantors jointly and severally guarantees all of the Company's debt, on a full and unconditional basis. For accounting purposes, all Guarantors are consolidated. Separate financial statements and other disclosures concerning the Guarantors are not presented because the Company's management has determined that they are not material to investors.

     The Company's $40 million ($25 million at December 31, 2000) Senior Credit Facility contains covenants, among others, restricting or limiting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or purchase capital stock; (ii) prepay, redeem or purchase debt;
     (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers and acquisitions; (ix) retain proceeds from asset sales;
     (x) transact with affiliates; and (xi) alter its lines of business. The net assets of the Guarantors approximated $84.0 million as of June 30, 2001.

     The Company has classified these borrowings as long-term as there is no mandatory repayment until September 2004.

     The following are condensed consolidating financial statements of The Official Information Company and the Guarantors for each period presented:


                                                        JUNE 30, 2001
                                                        BALANCE SHEET
                                                         (UNAUDITED)

ASSETS
------
                                   TOIC           LLC          SUBSIDIARY      SUBTOTAL                            TOIC
                                CORPORATE      GUARANTORS      GUARANTORS     GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                ---------      ----------      ----------     ----------      ------------     ------------

Current assets                 $   1,717        $17,846         $14,364        $ 32,210          $     -         $ 33,927
Notes receivable and
investments                            -              -             172             172                -              172
Investment in subsidiaries
& affiliates                     (17,324)       (11,111)          5,891          (5,220)          22,544                -
PPE,  net                            169          8,395           7,406          15,801                -           15,970
Intangibles & other assets, net    2,506         38,100          52,819          90,919                -           93,425
                               ---------        -------         -------        --------          -------         --------
Total assets                   $ (12,932)       $53,230         $80,652        $133,882          $22,544         $143,494
                               =========        =======         =======        ========          =======         ========


LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)

Current liabilities                1,975         32,253          13,702          45,955                -           47,930
Long term debt                   130,544              -              64              64                -          130,608
Other liabilities                    592              -              77              77                -              669
Minority interest                  2,050          3,761               -           3,761                -            5,811
Total stockholders' equity
 (deficit)                      (148,093)        17,216          66,809          84,025           22,544          (41,524)
                               ---------        -------         -------        --------          -------         --------
Total liabilities and
Stockholders' equity
(deficit)                      $ (12,932)       $53,230         $80,652        $133,882          $22,544         $143,494
                               =========        =======         =======        ========          =======         ========


                                                 SIX MONTHS ENDED JUNE 30, 2001
                                              CONSOLIDATED STATEMENT OF OPERATIONS
                                                          (UNAUDITED)

                                   TOIC           LLC          SUBSIDIARY      SUBTOTAL                            TOIC
                                CORPORATE      GUARANTORS      GUARANTORS     GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                ---------      ----------      ----------     ----------      ------------     ------------
Revenue, net                  $       -         $ 39,682         $29,457        $69,139          $     -          $69,139
Costs and expenses:
     Operating costs                  -           20,354          11,232         31,586                -           31,586
     General & admin.             1,607           10,549           9,634         20,183                -           21,790
     Deprec. & amort.               367            7,958           3,428         11,386                -           11,753
                              ---------         --------         -------        -------          -------          -------
Operating (loss) income          (1,974)             821           5,163          5,984                -            4,010
     Interest and other
     income                           5               18               -             18                -               23
     Interest expense            (6,205)               -             (20)           (20)               -           (6,225)
                              ---------         --------         -------        -------          -------          -------
(Loss) income before
     income tax                  (8,174)             839           5,143          5,982                -           (2,192)
     Minority interest                -                -               -              -            2,267            2,267
     Income tax expense            (537)              (6)           (334)          (340)               -             (877)
     Preferred distribution
     from LLC's                   2,479                -               -              -           (2,479)               -
                              ---------         --------         -------        -------          -------          -------
Net (loss) income             $  (6,232)        $    833         $ 4,809        $ 5,642          $  (212)         $  (802)
                              =========         ========         =======        =======          =======          =======

                                                SIX MONTHS ENDED JUNE 30,2001
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         (UNAUDITED)


                                   TOIC           LLC          SUBSIDIARY      SUBTOTAL                            TOIC
                                CORPORATE      GUARANTORS      GUARANTORS     GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                ---------      ----------      ----------     ----------      ------------     ------------
Cash flows from operating
activities:
Net (loss) income               $ (6,232)       $    833         $ 4,809        $  5,642         $ (212)          $   (802)

   Adjustments to reconcile
   net income (loss) to net
   cash (used in) provided by
   operating activities           (2,112)          7,958           3,428          11,386            212              9,486

   Changes in assets &
   liabilities                    (1,748)          3,186             134           3,320              -              1,572
                                --------        --------         -------        --------         ------           --------
Net cash (used in) provided
by operating activities          (10,092)         11,977           8,371          20,348              -             10,256
                                --------        --------         -------        --------         ------           --------

Cash flows from investing
  activities:
  Proceeds from sale of
  investment                         500               -               -               -              -                500
  Capital expenditures              (154)         (4,535)         (1,891)         (6,426)             -             (6,580)
  Collections on contracts
  and notes receivable                 -               -               7               7              -                  7
  Payments on deferred
  contracts                          (50)              -               -               -              -                (50)
  Purchase of minority
  interest                             -         (15,500)              -         (15,500)             -            (15,500)
  Payments for acquisitions-
  net of cash acquired                 -          (2,404)            (39)         (2,443)             -             (2,443)
                                --------        --------         -------        --------         ------           --------
Net cash provided by (used
in) investing activities             296         (22,439)         (1,923)        (24,362)             -            (24,066)
                                --------        --------         -------        --------         ------           --------

Cash flows from financing
activities:
 Principal payment of long
 term debt                             -               -            (510)           (510)             -               (510)
 Net borrowing (repayment)
 of line of credit                 9,771          10,843          (5,759)          5,084              -             14,855
                                --------        --------         -------        --------         ------           --------
Net cash provided by (used
in) financing activities           9,771          10,843          (6,269)          4,574              -             14,345
                                --------        --------         -------        --------         ------           --------

Net (decrease) increase in
cash and cash equivalents            (25)            381             179             560              -                535

Cash and cash equivalents
at beginning of period                25             (27)            797             770              -                795
                                --------        --------         -------        --------         ------           --------

Cash and cash equivalents
at end of period                $      -        $    354         $   976        $  1,330         $    -           $  1,330
                                ========        ========         =======        ========         ======           ========

                                                          DECEMBER 31, 2000
                                                            BALANCE SHEET


ASSETS

                                      TOIC             LLC           SUBSIDIARY       SUBTOTAL                             TOIC
                                   CORPORATE       GUARANTORS        GUARANTORS      GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                   ---------       ----------        ----------      ----------      ------------      ------------

Current assets                       $3,170          $17,466           $11,067         $28,533         $       -           $31,703
Notes receivable and
investments                             500                -               179             179                 -               679
Investment in subsidiaries &
affil.                               36,578             (179)          (22,475)        (22,654)          (13,924)                -
PPE-net                                 192            7,923             6,804          14,727                 -            14,919
Intangibles and other
assets-net                            1,692           54,410            53,935         108,345                 -           110,037
                                    -------          -------           -------        --------          --------          --------
Total assets                        $42,132          $79,620           $49,510        $129,130          $(13,924)         $157,338
                                    =======          =======           =======        ========          ========          ========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities                  $4,817          $29,248           $10,469         $39,717          $      -          $ 44,534
Long term debt                      115,689                -               554             554                 -           116,243
Other liabilities                       642                -                77              77                 -               719
Minority interest                    34,229            2,000                 -           2,000                 -            36,229
Total stockholders' equity
(deficit)                          (113,245)          48,372            38,410          86,782           (13,924)          (40,387)
                                    -------          -------           -------        --------          --------          --------
Total liabilities and
stockholders' equity (deficit)      $42,132          $79,620           $49,510        $129,130          $(13,924)         $157,338
                                    =======          =======           =======        ========          ========          ========


                                                  SIX MONTHS ENDED JUNE 30, 2000
                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (UNAUDITED)


                                    TOIC              LLC           SUBSIDIARY       SUBTOTAL                             TOIC
                                  CORPORATE       GUARANTORS        GUARANTORS      GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                  ---------       ----------        ----------      ----------     ------------      ------------

Revenue, net                       $     -          $36,632           $27,111         $63,743         $      -          $63,743
Costs and expenses:
     Operating costs                     -           18,451             9,719          28,170                -           28,170
     General &admin.                 1,329            9,000             9,181          18,181                -           19,510
     Depreciation &
     amortization                      252            3,460             2,532           5,992                -            6,244
                                   -------          -------           -------         -------         --------          -------
Operating (loss) income             (1,581)           5,721             5,679          11,400                -            9,819
     Interest & other income                                                                                 -
     (expense)                         (79)             (38)                1             (37)                             (116)
     Interest expense               (3,283)            (720)           (2,201)         (2,921)               -           (6,204)
                                   -------           ------           -------         -------         --------          -------
(Loss) income  before income        (4,943)           4,963             3,479           8,442                -            3,499
taxes
Minority interest                    2,494                -                 -               -           (4,963)          (2,469)
Income tax expense                    (381)               -                 -               -                -             (381)
                                   -------          -------           -------         -------         --------           ------
Net (loss) income                  $(2,830)         $ 4,963           $ 3,479         $ 8,442         $ (4,963)          $  649
                                   =======          =======           =======         =======         ========           ======


                                                  SIX MONTHS ENDED JUNE 30, 2000
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            (UNAUDITED)



                                    TOIC              LLC           SUBSIDIARY       SUBTOTAL                            TOIC
                                  CORPORATE       GUARANTORS        GUARANTORS      GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                  ---------       ----------        ----------      ----------     ------------      ------------

Cash flows from operating
activities:
Net (loss) income                 $ (5,324)        $ 4,963            $ 3,479        $  8,442         $(2,469)          $   649

Adjustments to reconcile
net (loss) income  to net
cash provided by operating
activities, net                        252           3,460              2,532           5,992           2,469             8,713
Changes in assets and
liabilities, net                    16,038          (6,961)            (4,656)        (11,617)              -             4,421
                                  --------         -------            -------        --------         -------           -------
Net cash provided by
operating activities                10,966           1,462              1,355           2,817               -            13,783
                                  --------         -------            -------        --------         -------           -------

Cash flows from investing
activities:
    Collection on notes
    receivable                          12               -                  -               -               -                12
    Capital expenditures               (13)         (2,161)            (1,522)         (3,683)              -            (3,696)
    Equity investment               (5,000)              -                  -               -               -            (5,000)
    Payments for acquisitions,
    net of cash acquired           (24,920)              -                  -               -               -           (24,920)
                                  --------         -------            -------        --------         -------           -------
Net cash used in investing
activities                         (29,921)         (2,161)            (1,522)         (3,683)              -           (33,604)
                                  --------         -------            -------        --------         -------           -------

Cash flows from financing
activities:
    Principal payments
      of long-term debt                (18)              -                  -               -               -               (18)
    Net repayment of line
    of credit                      (12,038)              -                  -               -               -           (12,038)
                                  --------         -------            -------        --------         -------           -------
Net cash used in financing
activities                         (12,056)              -                  -               -               -           (12,056)
                                  --------         -------            -------        --------         -------           -------

Net decrease in cash and
cash equivalents                   (31,011)           (699)              (167)           (866)              -           (31,877)
Cash and cash equivalents
at beginning of period              30,626             332              1,204           1,536               -            32,162
                                  --------         -------            -------        --------         -------           -------

Cash and cash equivalents
at end of period                  $   (385)        $  (367)           $ 1,037        $    670               -           $   285
                                  ========         =======            =======        ========         =======           =======


                                                 THREE MONTHS ENDED JUNE 30, 2001
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (IN THOUSANDS)
                                                            (UNAUDITED)


                                    TOIC              LLC            SUBSIDIARY       SUBTOTAL                            TOIC
                                  CORPORATE        GUARANTORS        GUARANTORS      GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                  ---------        ----------        ----------      ----------     ------------      ------------

Revenue, net                      $     -           $20,058            $14,499         $34,557         $     -           $34,557
Costs and expenses:
     Operating costs                    -            10,372              5,458          15,830               -            15,830
     General & administrative         932             4,282              4,478           8,760               -             9,692
     Depreciation & amort.            246             4,344              1,776           6,120               -             6,366
                                  -------           -------            -------         -------         -------           -------
Operating income (loss)            (1,178)            1,060              2,787           3,847               -             2,669

     Interest & other income          (50)               61                  -              61               -                11
     Interest expense              (2,994)               (4)               (20)            (24)              -            (3,018)
                                  -------           -------            -------         -------         -------           -------
(loss) Income before income
     taxes                         (4,222)            1,117              2,767           3,884               -              (338)
Minority interest                       -                 -                  -               -            (427)             (427)
Income tax expense                   (539)                1               (170)           (169)              -              (708)
Earnings of subsidiaries            1,246                 -                  -               -          (1,246)                -
                                  -------           -------            -------         -------         -------           -------
Net income (loss)                 $(3,515)           $1,118             $2,597          $3,715         $(1,673)          $(1,473)
                                  =======            ======             ======          ======         =======           =======



                                                 THREE MONTHS ENDED JUNE 30, 2000
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (IN THOUSANDS)
                                                            (UNAUDITED)


                                    TOIC              LLC           SUBSIDIARY       SUBTOTAL                            TOIC
                                  CORPORATE        GUARANTORS       GUARANTORS      GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                  ---------        ----------       ----------      ----------     ------------      ------------

Revenue, net                      $     -           $19,873          $14,727          $34,600         $     -           $34,600
Costs and expenses:
     Operating costs                    -            10,290            5,591           15,881               -            15,881
     General & administrative         732             4,699            5,084            9,783               -            10,515
     Depreciation & amort.            122             2,253            1,567            3,820               -             3,942
                                  -------           -------          -------          -------         -------           -------
Operating income (loss)              (854)            2,631            2,485            5,116               -             4,262

      Interest & other income        (165)              (39)               -              (39)              -              (204)
      Interest expense               (535)             (636)          (2,201)          (2,837)              -            (3,372)
                                  -------           -------          -------          -------         -------           -------
Income (loss) before
income taxes                       (1,554)            1,956              284            2,240               -               686
Minority interest                       -                 -                -                             (745)             (745)
Income tax expense                     21                 -                -                -               -                21
Earnings of subsidiaries            1,211                 -                -                -          (1,211)                -
                                  -------           -------          -------          -------         -------           -------
Net income (loss)                 $  (322)          $ 1,956          $   284          $ 2,240         $(1,956)          $   (38)
                                  =======           =======          =======          =======         =======           =======

C.   BUSINESS SEGMENT INFORMATION

     Operations of the Company are conducted principally through two business segments primarily within the continental United States. These segments and the primary operations of each are as follows:

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

     INFORMATION SERVICES

     TISI is a provider of pre-employment screening information including motor vehicle reports, truck driver employment information, worker's compensation information, credit reports, criminal record reports and other pre-employment screening information and services to the trucking, retail, health care, and other industries and motor vehicle reports to the insurance industry.

     Operating profit is net revenues less applicable operating expenses and segment general and administrative expenses. Corporate general and administrative expenses are allocated to each segment in proportion to each segment's net revenues.

     Identifiable assets by segment are those assets that are used in the operations of each segment. Corporate assets consist principally of cash and cash equivalents, notes receivable, prepaid expenses and corporate furniture, fixtures and equipment. Capital expenditures include additions to property, plant and equipment, and truck driver employment information files.

     During the second quarter of 2001 and 2000, no customer represented ten percent or more of the Company's revenue or operating income.

     Summarized financial information by industry segment is as follows:

                                                                             For the three months        For the six months
                                                                                ended June 30,             ended June 30,
                                                                               2001         2000         2001         2000
                                                                               ----         ----         ----         ----
                                                                               (In thousands)              (In thousands)
                                                                                 (Unaudited)                 (Unaudited)
       NET REVENUES FROM SALES TO UNAFFILIATED CUSTOMERS:
           Business to Business Communications                               $20,058      $19,873       $39,682     $ 36,632
           Information Services                                               14,499       14,727        29,457       27,111
                                                                             -------       ------        ------       ------
                                                                              34,557       34,600        69,139       63,743
                                                                             =======       ======        ======       ======

       OPERATING INCOME:
           Business to Business Communications                                 1,060        2,631           821        5,721
           Information Services                                                2,787        2,485         5,163        5,679
                                                                             -------      -------       -------      -------
           Operating profit from segments                                      3,847        5,116         5,984       11,400
           Corporate expenses, net                                            (1,167)      (1,058)       (1,951)      (1,697)
           Interest expense                                                   (3,018)      (3,372)       (6,225)      (6,204)
                                                                             -------      -------       -------      -------

           Income (loss)before income taxes & minority interest              $  (338)     $   686       $(2,192)     $ 3,499
                                                                             =======      =======       =======      =======

       DEPRECIATION AND AMORTIZATION:
           Business to Business Communications                               $ 4,344      $ 2,253       $ 7,958      $ 3,460
           Information Services                                                1,776        1,567         3,428        2,532
           Corporate                                                             246          122           367          252
                                                                             -------      -------       -------      -------
                                                                             $ 6,366      $ 3,942       $11,753      $ 6,244
                                                                             =======      =======       =======      =======

       CAPITAL EXPENDITURES:
           Business to Business Communications                               $ 3,022      $ 1,180       $ 4,535      $ 2,161
           Information Services                                                  986        1,038         1,891        1,522
           Corporate                                                             154           12           154           13
                                                                             -------      -------       -------      -------
                                                                             $ 4,162      $ 2,230       $ 6,580      $ 3,696
                                                                             =======      =======       =======      =======

       IDENTIFIABLE ASSETS AT JUNE 30 AND DECEMBER 31:                                                  2001          2000
                                                                                                        ----          ----
           Business to Business Communications                                                       $ 64,341      $ 79,799
           Information Services                                                                        74,761        71,985
           Corporate                                                                                    4,392         5,554
                                                                                                     --------      --------
                                                                                                     $143,494      $157,338
                                                                                                     ========      ========


D.   ACQUISITIONS AND DISPOSITIONS OF ASSETS


         On January 31, 2000, the Company, through TISI, acquired substantially all of the assets of STA United, Inc. ("STA") for approximately $8.3 million. STA is a leading provider of drug testing services to the pre-employment screening industry.

         On March 15, 2000, the Company, through TISI, acquired the stock and/or assets of a group of ten companies collectively known as United States Mutual Association ("USMA"). The Company paid approximately $27.4 million plus transaction costs, with $15.2 million paid in cash and the balance in non-voting stock of TISI, valued by independent appraisal at $12.2 million, representing approximately 4.5% of the Company's interest in TISI. USMA provides pre-employment screening services to the retail industry, principally through a proprietary database of employee theft incident records. These acquisitions were accounted for under the purchase method of accounting.

         On April 14, 2000, the Company purchased a 4.7% common equity interest in Third Millennium Communications, Inc. ("3MC") for $5.0 million. 3MC provides software development and consulting services primarily to Internet related entities. This common equity interest was sold to 3MC for $500,000 on January 19, 2001.

         On June 1, 2000, the Company, through ExpoExchange, acquired substantially all of the assets of the e-Products Division (ExpoEvent Services- "EES") of 3MC, in exchange for 6,133,590 non-voting LLC units of ExpoExchange (the "LLC units") valued at approximately $30.0 million and representing approximately 20% of Holdings LLC's interest in ExpoExchange. The Company has accounted for this transaction under the purchase method of accounting. As a result of this transaction, the Company recorded approximately $30.0 million increase in minority interest on the issuance of the LLC units. On the basis of an independent valuation, identifiable intangible assets of $6.7 million and goodwill of $23.0 million are being amortized on a straight-line basis primarily over a three year life. On January 19, 2001, the Company, through Holdings LLC, acquired from 3MC the non-voting LLC units in ExpoExchange for $15.5 million. As a result of this transaction, the minority interest was eliminated and goodwill reduced by $14.5 million. The Company has subsequently restructured the EES organization and management at a cost of approximately $959,000, relating primarily to severance.

         Effective January 1, 2001, the Company, through GEM, acquired certain assets of Casino Journal Publishing Group ("CJPG") for approximately $2.6 million in cash, subject to certain future working capital adjustments, and 100,000 units of GEM Communications, LLC valued at approximately $1.9 million and representing approximately 10% of GEM. During the second quarter 2001 GEM paid an additional $125,000 for certain assets of CJPG and received $482,000 as a working capital adjustment. The Company has accounted for this transaction under the purchase method of accounting. Identifiable intangible assets and goodwill of $4.3 million are being amortized on a straight-line basis over a four to ten year life.

     The following unaudited pro forma information is presented as if the Company had completed the acquisitions as of January 1, 2000. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at January 1, 2000, or of the future results of operations.


                              For the Three Months          For the Six Months
                                 ended June 30,               ended June 30,
                                 --------------               --------------
                               2001          2000           2001         2000
                               ----          ----           ----         ----
                                             (In thousands)
                                               (Unaudited)
   Revenues                  $34,557        $35,656       $69,139       $67,873
   Net (loss) income         $(1,473)       $   (38)      $  (802)      $   723
   EBITDA                     $9,172        $ 6,221       $16,723       $12,903

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

     The Company's Business-to-Business Communications operations are conducted through several individual businesses, each of which is characterized by leading competitive positions within specialized vertical markets. Business-to-Business Communications includes: (i) GEM Communications, LLC, one of the world's leading owner and operator of tradeshows and publisher of trade magazines directed to the international legalized gaming industry; (ii) Atwood Publishing, LLC, the largest domestic independent publisher of exposition and association related publications and directories; and (iii) ExpoExchange, LLC, one of the largest independent providers of e-commerce housing, travel, registration, exhibitor information and "lead" management services to the tradeshow and convention industry in the United States.

     On January 31, 2000, the Company acquired substantially all of the assets of STA United (STA), a leading provider of drug testing services to the pre-employment screening industry.

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

     On June 1, 2000, the Company acquired substantially all of the assets of the e-Products Division of 3MC (ExpoEvent Services- "EES") in exchange for non-voting LLC units valued at approximately $30.0 million in ExpoExchange. On January 19, 2001, the Company acquired from 3MC the LLC units in ExpoExchange for $15.5 million and sold its stock in 3MC back to 3MC for $500,000. A write down to recognize the impairment of this investment was recorded at December 31, 2000. As a result of the acquisition of the LLC units, related minority interest was eliminated and goodwill was reduced by $14.5 million. During the first quarter of 2001, the Company restructured the EES organization and management at a cost of approximately $959,000, relating primarily to severance.

     Effective January 1, 2001, the Company through GEM Communications, LLC acquired certain assets of Casino Journal Publishing Group ("CJPG") for $2.8 million in cash, subject to certain future working capital adjustments, and 100,000 non-voting LLC units of GEM Communications, LLC, valued at approximately $1.9 million and representing approximately 10% of GEM. During the second quarter 2001 GEM paid an additional $125,000 for certain assets of CJPG and received $482,000 as a working capital adjustment.

RESULTS OF OPERATION

     Revenues. Revenues for the three and six month periods ended June 30, 2001 totaled $34.6 million and $69.1 million, respectively, flat and an increase of $5.4 million (9%) over the same periods in 2000, respectively. Business-to-Business Communications segment Revenue totaled $20.1 million and $39.7 million for the three and six months ended June 30, 2001, respectively, an increase of $185,000 (1%) and $3.1 million (8%) over the same 2000 periods. At ExpoExchange, increased demand for registration and exhibitor services (up 9% for the six month period) and the growth of new lead management and interactive services contributed $1.8 million to the first half revenue growth. At Atwood, increased demand for all product lines produced a 9% increase in net revenue during the first six months of 2001, compared with the same 2000 period. At GEM, continuing consolidation of suppliers in the gaming industry resulted in reduced industry advertising expenditures and lower participation at regional trade shows. For the first half of 2001, net revenue at GEM increased $291,000 (8%) compared with the same 2000 period. Declines in advertising and regional trade show revenue were offset by inclusion of Casino Journal from January 1, 2001 which contributed $898,000 to first half 2001 revenue.

     The Information Services segment produced revenue of $14.5 million and $29.5 million for the three and six month periods ended June 30, 2001, respectively, a $228,000 (2%) decline and an increase of $2.3 million (9%) compared with the same periods in 2000, respectively. TISI's first half 2001 revenue increased 9% over the same 2000 period, due principally to increased pre-employment screening volume at DAC, USMA, HES, and STA, partially offset by lower revenue at RSI and CrimeSearch, as compared to the prior year. Pre-employment screening volume has been negatively impacted by the weak economic environment, particularly in the retail, staffing and aviation segments.

     Operating Costs. Operating Costs decreased $51,000 and increased $3.4 million (12%) during the three and six months ended June 30, 2001, respectively, compared with the same periods in 2000. Business-to-Business Communications segment first half 2001 Operating Costs increased $1.9 million (10%) on 8% higher revenue compared with first half 2000. Growth was attributable principally to increased volume at ExpoExchange and Atwood, inclusion of Casino Journal from January 1, 2001, offset partially by lower costs associated with consolidation of publishing operations at GEM.

     Information Services segment Operating Costs increased 16% during the first half of 2001 compared with the first half of 2000. The increase was attributable principally to higher pre-employment screening volume at TISI and inclusion of STA and USMA.

     General and Administrative Expenses. General and Administrative Expenses decreased $823,000 (8%) and increased $2.3 million (12%) during the three and six month periods ended June 30, 2001, respectively, compared with the same periods of 2000. During the first half 2001, compared with the same 2000 period, higher general and administrative expenses were attributable principally to the acquisitions of STA ($285,000), USMA ($195,000), EES ($441,000) and Casino Journal ($207,000); increased corporate infrastructure ($870,000) at ExpoExchange to support business expansion and acquisition integration; offset partially by cost reductions at GEM ($948,000). General and Administrative expenses also included one-time costs of $959,000 related to the restructuring of EES.

     Depreciation and Amortization. Depreciation and Amortization increased $2.4 million and $5.5 million during the three and six month periods ended June 30, 2001 compared with the same periods in 2000. During the first half 2001, the increase resulted principally from prior period expenditures to acquire data, expand exposition and trade show capacity, upgrade information technology and increased amortization of goodwill associated with acquisitions. During the second quarter of 2001 the Company recorded additional amortization of $468,000 to reflect impairment of intangible workforce assets at EES, as the result of additional staff reductions implemented during the second quarter.

     Interest Expense. Interest Expense totaled $3.0 million and $6.2 million for the three and six month periods ended June 30, 2001, respectively. Interest Expense results primarily from interest on the Company's long term Senior Subordinated Notes and utilization of the Senior Credit Facility.

     EBITDA. EBITDA totaled $9.2 million and $16.7 million during the three and six month periods ended June 30, 2001, respectively, an increase of $763,000 (9%) and $660,000 (4%), respectively, over the same periods in 2000. The increase during the first half 2001 resulted from higher EBITDA in the Business-to-Business Communications segment (up $558,000 - 6%) and the Information Services segment (up $380,000 - 5%), offset partially by higher business development costs at Corporate. One-time costs of $959,000 related to the restructuring of EES have been excluded from the calculation of EBITDA.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under its Senior Credit Facility which was increased from $25.0 million to $40.0 million on February 2, 2001. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for the Company's working capital, capital expenditures and other needs. No assurance can be given, however, that this will be the case. As of June 30, 2001, the Company had $8.0 million of availability under the Senior Credit Facility, less letters of credit totaling $3.3 million which are secured by the Senior Credit Facility. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. In addition, any future acquisitions by the Company would likely require additional financing.


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

     Capital Expenditures. Management anticipates that capital expenditures in 2001 will be approximately $10.0 million. The primary capital expenditures will be for computer equipment and software, and database acquisitions at TISI and ExpoExchange. TISI offers its customers in the trucking industry credits for providing employment information to be utilized in its database, which credits can be used against charges for future services from such division. All of the credits earned are considered capital expenditures for the acquisition of such data. Management anticipates positive cash flow from operations in 2001, even after the anticipated capital expenditures for 2001. Thus, with the Company's available cash reserves and cash flow, management does not anticipate a need for additional capital or increased borrowing facilities during 2001 except for possible future acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

       As of the date of adoption (January 1, 2002), the Company expects to have unamortized goodwill in the amount of $72.1 million and unamortized identifiable intangible assets in the amount of $14.6 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $4.7 million and $2.7 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively.

INFLATION

     Management anticipates the effect of inflation on the Company's operations during 2001 will be primarily limited to the effects which general inflation will have on costs in most areas in which the Company operates.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report for the quarter ended June 30, 2001, as well as other public documents of the Company contains forward-looking statements which involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "seek," "plan," as well as variations of such words and similar expressions, are intended to identify forward-looking statements. While management believes these statements are reasonable, actual results could differ materially from those projected by such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".




                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits:
          Third Amendment to Credit Agreement and Assignment
     (b)  Reports on Form 8-K
          The registrant filed no reports on Form 8-K during the quarter ended June 30, 2001.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 10, 2001

                                    THE OFFICIAL INFORMATION COMPANY

                                 By     /s/  Ian L.M. Thomas
                                    ----------------------------
                                        IAN L. M. THOMAS
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                 By     /s/  Steven J. Hunt
                                    ----------------------------
                                        STEVEN J. HUNT
                                        CHIEF FINANCIAL OFFICER