Form 10-Q
period 2001-09-30
OFFICIAL INFORMATION CO
filed 2001-10-31
CIK 847841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

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

       As of October 31, 2001, 112,367 shares of common stock were outstanding, of which 72,367 were owned by VS&A T/SF, L.L.C. and 36,000 and 4,000 were owned by Fir Tree Value Fund LP. and Fir Tree Institutional Value Fund L.P., respectively.

                                     PART I

                          Item 1. Financial Information

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                SEPTEMBER 30,    DECEMBER 31,
                   ASSETS                                           2001             2000
                   ------                                           ----             ----
                                                                 (UNAUDITED)
Current assets:
    Cash and cash equivalents                                        $998              $795
    Accounts receivable, less reserve for doubtful accounts
         of $1,246 in 2001 and $1,378 in 2000                      24,102            27,640
    Inventories                                                        97               121
    Deferred tax assets                                                 -               288
    Notes receivable and other current assets                       6,558             2,859
                                                                 --------          --------

          Total current assets                                     31,755            31,703

Notes receivable and investments                                      169               679

Property and equipment, at cost:                                   40,617            34,400
    Less accumulated depreciation                                 (24,672)          (19,481)
                                                                 --------          --------
         Property and equipment, net                               15,945            14,919

Intangibles and other assets, net                                  91,058           110,037
                                                                 --------          --------
                                                                 $138,927          $157,338
                                                                 ========          ========

See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                SEPTEMBER 30,    DECEMBER 31,
      LIABILITIES AND STOCKHOLDERS' DEFICIT                         2001             2000
      -------------------------------------                         ----             ----
                                                                 (UNAUDITED)
Current liabilities:
    Accounts payable                                                 9,345            4,757
    Accrued liabilities                                             17,818           17,113
    Deferred revenue                                                 7,689            7,235
    Deferred tax liability                                           1,646                -
    Customer deposits                                               17,700           15,398
    Current portion of long-term debt                                    -               31
                                                                  --------         --------
         Total current liabilities                                  54,198           44,534

Long-term debt, less current portion                                98,500           99,054
Long-term credit facility                                           23,394           17,189
Other liabilities                                                      779              719
Minority interest                                                    3,386           36,229

Stockholders' deficit:
    Common stock, $.10 par value, 150,000 shares authorized             42               42
    Additional paid-in capital                                      56,497           56,497
    Translation adjustment                                             (81)             255
    Retained earnings                                               16,688           17,295
                                                                  --------         --------
                                                                    73,146           74,089
    Treasury stock                                                (114,476)        (114,476)
                                                                  --------         --------
         Total stockholders' deficit                               (41,330)         (40,387)
                                                                  --------         --------
                                                                  $138,927         $157,338
                                                                  ========         ========

See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                          -------------           -------------
                                                         2001        2000        2001        2000
                                                       -------     -------     -------     -------
Revenue, net                                           $27,701     $30,553     $96,840     $94,296

Costs and expenses:
    Operating costs                                     13,228      14,737      44,814      42,907
    General and administrative                           8,109      12,679      29,899      32,189
    Depreciation and amortization                        4,550       5,921      16,303      12,165
                                                       -------     -------     -------     -------
          Operating income                               1,814      (2,784)      5,824       7,035

    Interest and other income (expense)                    (37)        331         (14)        215
    Interest expense                                    (3,061)     (2,123)     (9,286)     (8,327)
                                                       -------     -------     -------     -------
Loss before minority interest and income taxes          (1,284)     (4,576)     (3,476)     (1,077)

Minority interest in earnings of consolidated entity     2,425       5,553       4,692       3,084
Income tax expense                                        (946)       (753)     (1,823)     (1,134)
                                                       -------     -------     -------     -------
         Net income (loss)                                 195         224        (607)        873
Foreign currency translation loss                           (1)          -        (336)          -
                                                       -------     -------     -------     -------
Total comprehensive income (loss)                      $   194     $   224     $  (943)    $   873
                                                       =======     =======     =======     =======

See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                     -------------
                                                                   2001          2000
                                                                 -------       -------
                                                               (UNAUDITED)   (UNAUDITED)
Cash flows from operating activities:
    Net (loss) income                                            $  (607)      $   873

    Adjustments to reconcile net (loss) income to
        net cash provided by operating activities:
         Depreciation and amortization                            16,303        12,165
         Minority interest                                        (4,692)       (3,084)
         Changes in assets and liabilities                         9,692        15,521
                                                                 -------       -------
                Total adjustments                                 21,303        24,602
                                                                 -------       -------
        Net cash provided by operating activities                 20,696        25,475
                                                                 -------       -------

Cash flows from investing activities:
    Purchase minority interest                                   (15,500)            -
    Capital expenditures                                          (8,365)       (4,973)
    Payments for acquisitions, net of cash acquired               (2,816)      (33,614)
    Proceeds from sale of (purchase of) equity investment            500        (5,000)
    Payments on deferred contract liabilities                         60             -
    Collections on contract and notes receivable                       9            34
                                                                 -------       -------
        Net cash used in investing activities                    (26,112)      (43,553)
                                                                 -------       -------

Cash flows from financing activities:
    Principal payments of long-term debt                            (586)       (3,797)
    Net borrowings (repayments) of line of credit                  6,205        (9,832)
                                                                 -------       -------
        Net cash provided by (used in) financing activities        5,619       (13,629)
                                                                 -------       -------
Net increase (decrease) in cash and cash equivalents                 203       (31,707)

Cash and cash equivalents at beginning of period                     795        32,162
                                                                 -------       -------
Cash and cash equivalents at end of period                       $   998       $   455
                                                                 =======       =======

See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                       2001          2000
                                                                       ----          ----
                                                                   (UNAUDITED)   (UNAUDITED)

Supplemental disclosure of cash flow information:
     Cash paid for:
                  Interest                                            $6,716        $5,705
                  Income taxes                                        $1,797        $3,175


Supplemental disclosure of non-cash transactions:
         Exchange of non-voting LLC units of Gem
         Communications, LLC in connection with
         the acquisition of CJPG                                      $1,850             -

         Exchange of non-voting equity of Galaxy in
         connection with acquisition of ExpoExchange                               $30,000

         Exchange of non-voting equity
         stock of TISI issued to USMA                                      -        $8,300

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

     INTERIM REPORTING. The accompanying interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management are considered necessary for a fair presentation of the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and related notes thereto included in TOIC's annual report on Form 10-K for the year ended December 31, 2000.

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

     The Company's $40 million ($25 million at December 31, 2000) Senior Credit Facility contains covenants, among others, restricting or limiting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or purchase capital stock; (ii) prepay, redeem or purchase debt;
     (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers and acquisitions; (ix) retain proceeds from asset sales;
     (x) transact with affiliates; and (xi) alter its lines of business. The net assets of the Guarantors approximated $66.8 million as of September 30, 2001.

     The Company has classified these borrowings as long-term as there is no mandatory repayment until September 2004.

     The following are condensed consolidating financial statements of The Official Information Company and the Guarantors for each period presented:

                                              SEPTEMBER 30, 2001
                                                 BALANCE SHEET
                                                  (UNAUDITED)

                                  TOIC         LLC      SUBSIDIARY    SUBTOTAL                       TOIC
ASSETS                         CORPORATE   GUARANTORS   GUARANTORS   GUARANTORS  ELIMINATIONS    CONSOLIDATED
------                         ---------   ----------   ----------   ----------  ------------    ------------
Current assets                  $  1,734    $ 14,654     $ 15,367     $ 30,021     $       -       $ 31,755
Notes receivable and
investments                            -           -          169          169             -            169
Investment in subsidiaries
& affiliates                      22,338     (23,403)       8,685      (14,718)       (7,620)             -
PPE, net                             155       8,550        7,240       15,790             -         15,945
Intangibles & other assets,
net                                2,446      36,680       51,932       88,612             -         91,058
                              --------------------------------------------------------------------------------
Total assets                    $ 26,673    $ 36,481     $ 83,393     $119,874     $  (7,620)      $138,927
                                ========    ========     ========     ========      ========        ========

LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)
Current liabilities                5,138      34,503       14,556       49,059             -         54,197
Long term debt                   121,894           -            -            -             -        121,894
Other liabilities                    575           -          204          204             -            779
Minority interest                  2,080       3,850            -        3,850        (2,544)         3,386
Total stockholders' equity
 (deficit)                     (103,014)     (1,872)       68,633       66,761        (5,076)       (41,329)
                              --------------------------------------------------------------------------------
Total liabilities and
Stockholders' equity
(deficit)                       $ 26,673    $ 36,481     $ 83,393     $119,874     $  (7,620)       $138,927
                                ========    ========     ========     ========     =========        ========

                                    NINE MONTHS ENDED SEPTEMBER 30, 2001
                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                                 (UNAUDITED)

                                TOIC        LLC       SUBSIDIARY    SUBTOTAL                       TOIC
                             CORPORATE   GUARANTORS   GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                             ---------   ----------   ----------   ----------   ------------   ------------
Revenue, net                 $      -     $ 52,606     $ 44,234     $ 96,840       $    -        $ 96,840
Costs and expenses:
     Operating costs                -       28,207       16,607       44,814            -          44,814
     General & admin.           2,258       13,717       13,924       27,641            -          29,899
     Deprec.& amort.              348       10,672        5,283       15,955            -          16,303
                            ---------------------------------------------------------------------------------
Operating (loss) income        (2,606)          10        8,420        8,430            -           5,824
     Interest and other
     income                        10           19          (43)         (24)           -             (14)
     Interest expense          (9,253)          (8)         (25)         (33)           -          (9,286)
                            ---------------------------------------------------------------------------------
(Loss) income before
     income tax               (11,849)          21        8,352        8,373            -          (3,476)
     Minority interest              -            -            -            -        4,692           4,692
     Income tax expense        (1,435)         (14)        (374)        (388)           -          (1,823)
     Preferred distribution
     from LLC's                 4,729            -            -            -       (4,729)              -
                            ---------------------------------------------------------------------------------
Net (loss) income            $ (8,555)    $      7     $  7,978     $  7,985       $  (37)       $   (607)
                             ========     ========     ========     ========       ======        ========

                                       NINE MONTHS ENDED SEPTEMBER 30,2001
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (UNAUDITED)

                                  TOIC          LLC       SUBSIDIARY     SUBTOTAL                       TOIC
                               CORPORATE    GUARANTORS    GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                               ---------    ----------    ----------    ----------   ------------   ------------
Cash flows from operating
activities:
Net (loss) income              $ (8,555)     $      7      $  7,978      $  7,985        $ (37)       $   (607)
   Adjustments to reconcile
   net income (loss) to net
   cash (used in) provided by
   operating activities          (4,381)       10,672         5,283        15,955           37          11,611
   Changes in assets &
   liabilities                    1,399         8,507          (214)        8,293            -           9,692
                             ------------------------------------------------------------------------------------
Net cash (used in) provided
by operating activities         (11,537)       19,186        13,047        32,233            -          20,696
                             ------------------------------------------------------------------------------------
Cash flows from investing
activities:
  Purchase of minority
  interest                            -       (15,500)            -       (15,500)           -         (15,500)
  Capital expenditures             (183)       (5,680)       (2,502)       (8,182)           -          (8,365)
  Payments for acquisitions,
  net of cash acquired                -        (2,816)            -        (2,816)           -          (2,816)
  Proceeds from sale of
  equity investment                 500             -             -             -            -             500
  Payments on deferred
  contract liabilities              (75)            -           135           135            -              60
  Collections on contracts
  and notes receivable                -             -             9             9            -               9
                             ------------------------------------------------------------------------------------
Net cash provided by (used
in) investing activities            242       (24,672)       (1,682)      (26,354)           -         (26,112)
                             ------------------------------------------------------------------------------------
Cash flows from financing
activities:
 Principal payment of long
 term debt                            -             -          (586)         (586)           -            (586)
 Net borrowings (repayments)
 of line of credit               11,270         5,070       (10,135)       (5,065)           -           6,205
                             ------------------------------------------------------------------------------------
Net cash provided by (used
in) financing activities         11,270         5,070       (10,721)       (5,651)           -           5,619
                             ------------------------------------------------------------------------------------
Net (decrease) increase in
cash and cash equivalents           (25)          260           (32)          228            -             203

Cash and cash equivalents
at beginning of period               25           (27)          797           770            -             795
                             ------------------------------------------------------------------------------------
Cash and cash  equivalents
at end of period               $      -      $    233      $    765      $    998        $   -        $    998
                               ========      ========      ========      ========        =====        ========

                                                                     DECEMBER 31, 2000
                                                                       BALANCE SHEET

                                    TOIC             LLC           SUBSIDIARY         SUBTOTAL                             TOIC
ASSETS                            CORPORATE      GUARANTORS        GUARANTORS        GUARANTORS      ELIMINATIONS      CONSOLIDATED
------                            ---------      ----------        ----------        ----------      ------------      ------------
Current assets                     $  3,170       $ 17,466          $ 11,067          $ 28,533         $       -          $ 31,703
Notes receivable and
investments                             500              -               179               179                 -               679
Investment in subsidiaries &
affil.                               36,578           (179)          (22,475)          (22,654)          (13,924)                -
PPE-net                                 192          7,923             6,804            14,727                 -            14,919
Intangibles and other
assets-net                            1,692         54,410            53,935           108,345                 -           110,037
                                 ---------------------------------------------------------------------------------------------------
Total assets                       $ 42,132       $ 79,620          $ 49,510          $129,130         $ (13,924)         $157,338
                                   ========       ========          ========          ========         =========          ========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities                $  4,817       $ 29,248          $ 10,469          $ 39,717         $       -          $ 44,534
Long term debt                      115,689              -               554               554                 -           116,243
Other liabilities                       642              -                77                77                 -               719
Minority interest                    34,229          2,000                 -             2,000                 -            36,229
Total stockholders' equity
(deficit)                          (113,245)        48,372            38,410            86,782           (13,924)          (40,387)
                                 ---------------------------------------------------------------------------------------------------
Total liabilities and
stockholders' equity (deficit)     $ 42,132       $ 79,620          $ 49,510          $129,130         $ (13,924)         $157,338
                                   ========       ========          ========          ========         =========          ========

                                                        NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                                                    (UNAUDITED)
                                    TOIC             LLC           SUBSIDIARY         SUBTOTAL                             TOIC
                                  CORPORATE      GUARANTORS        GUARANTORS        GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                  ---------      ----------        ----------        ----------      ------------      ------------
Revenue, net                       $      -       $ 51,959          $ 42,337          $ 94,296         $       -          $ 94,296
Costs and expenses:
     Operating costs                      -         27,258            15,649            42,907                 -            42,907
     General & admin.                 1,988         16,364            13,837            30,201                 -            32,189
     Depreciation &
     amortization                       379          7,874             3,912            11,786                 -            12,165
                                 ---------------------------------------------------------------------------------------------------
Operating (loss) income              (2,367)           463             8,939             9,402                 -             7,035
     Interest & other income
     (expense)                          (50)            29               236               265                 -               215
     Interest expense                (4,274)           177            (4,230)           (4,053)                -            (8,327)
                                 ---------------------------------------------------------------------------------------------------
(Loss) income  before income
taxes                                (6,691)           669             4,945             5,614                 -            (1,077)
Minority interest                         -              -                 -                 -             3,084             3,084
Income tax expense                   (1,134)             -                 -                 -                 -            (1,134)
Earnings of subsidiaries              3,753              -                 -                 -            (3,753)                -
                                 ---------------------------------------------------------------------------------------------------
Net (loss) income                  $ (4,072)      $    669          $  4,945          $  5,614         $    (669)         $    873
                                   ========       ========          ========          ========         =========          ========

                                               NINE MONTHS ENDED SEPTEMBER 30, 2000
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           (UNAUDITED)
                                  TOIC            LLC           SUBSIDIARY        SUBTOTAL                              TOIC
                               CORPORATE      GUARANTORS        GUARANTORS       GUARANTORS     ELIMINATIONS        CONSOLIDATED
                               ---------      ----------        ----------       ----------     ------------        ------------
Cash flows from operating
activities:
Net (loss) income              $ (4,072)       $    669          $  4,945         $  5,614          $(669)            $    873

Adjustments to reconcile
net (loss) income  to net
cash provided by  operating
activities, net                     379           7,874             3,912           11,786              -               12,165
Minority interest                (3,753)              -                 -                -            669               (3,084)
Changes in assets and
liabilities, net                 25,901          (7,109)           (3,271)         (10,380)             -               15,521
                              ----------------------------------------------------------------------------------------------------
Net cash provided by
operating activities             18,455           1,434             5,586            7,020              -               25,475
                              ----------------------------------------------------------------------------------------------------
Cash flows from investing
activities:
   Payments for
   acquisitions-net of
   cash acquired                (33,614)              -                 -                -              -              (33,614)
   Equity investment             (5,000)              -                 -                -              -               (5,000)
   Capital expenditures             (33)         (2,627)           (2,313)          (4,940)             -               (4,973)
   Collections on notes                                                                                                (33,614)
   receivable                         1              15                18               33              -                   34
                              ----------------------------------------------------------------------------------------------------
Net cash used in investing
activities                      (38,646)         (2,612)           (2,295)          (4,907)             -              (43,553)
                              ----------------------------------------------------------------------------------------------------
Cash flows from financing
activities:
   Principal payments
   of long-term debt                (18)              -            (3,779)          (3,779)             -               (3,797)
   Net repayment of line
   of credit                     (9,832)              -                 -                -              -               (9,832)
                              ----------------------------------------------------------------------------------------------------
Net cash used in financing
activities                       (9,850)              -            (3,779)          (3,779)             -              (13,629)
                              ----------------------------------------------------------------------------------------------------
Net decrease in cash and
cash equivalents                (30,041)         (1,176)             (488)          (1,666)             -              (31,707)
Cash and cash equivalents
at beginning of period           30,626             332             1,204            1,536              -               32,162
                              ----------------------------------------------------------------------------------------------------
Cash and cash equivalents
at end of period               $    585        $   (846)         $    716         $   (130)         $   -             $    455
                               ========        ========          ========         ========          =====             ========

                                               THREE MONTHS ENDED SEPTEMBER 30, 2001
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (IN THOUSANDS)
                                                            (UNAUDITED)
                                  TOIC             LLC          SUBSIDIARY        SUBTOTAL                              TOIC
                               CORPORATE       GUARANTORS       GUARANTORS       GUARANTORS      ELIMINATIONS       CONSOLIDATED
                               ---------       ----------       ----------       ----------      ------------       ------------
Revenue, net                   $      -         $ 12,924         $ 14,777         $ 27,701          $     -           $ 27,701
Costs and expenses:
     Operating costs                  -            7,853            5,375           13,228                -             13,228
     General &
     administrative                 651            3,168            4,290            7,458                -              8,109
     Depreciation & amort.          (19)           2,714            1,855            4,569                -              4,550
                             ----------------------------------------------------------------------------------------------------
Operating income (loss)            (632)            (811)           3,257            2,446                -              1,814

     Interest & other income          5                1             (43)              (42)               -                (37)
     Interest expense            (3,048)              (8)             (5)              (13)               -             (3,061)
                             ----------------------------------------------------------------------------------------------------
(loss) Income before income
     taxes                       (3,675)            (818)           3,209            2,391                -             (1,284)
Minority interest                     -                -                -                -            2,425              2,425
Income tax expense                 (898)              (8)             (40)             (48)               -               (946)
Earnings of subsidiaries          2,250                -                -                -           (2,250)                 -
                             ----------------------------------------------------------------------------------------------------
Net income (loss)              $ (2,323)        $   (826)        $  3,169         $  2,343          $   175           $    195
                               ========         ========         ========         ========          =======           ========

                                               THREE MONTHS ENDED SEPTEMBER 30, 2000
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (IN THOUSANDS)
                                                            (UNAUDITED)
                                  TOIC             LLC          SUBSIDIARY        SUBTOTAL                              TOIC
                               CORPORATE       GUARANTORS       GUARANTORS       GUARANTORS      ELIMINATIONS       CONSOLIDATED
                               ---------       ----------       ----------       ----------      ------------       ------------
Revenue, net                   $      -         $ 15,327         $ 15,226         $ 30,553          $     -           $ 30,553
Costs and expenses:
     Operating costs                  -            8,807            5,930           14,737                -             14,737
     General &
     administrative                 659            7,364            4,656           12,020                -             12,679
     Depreciation & amort.          127            4,414            1,380            5,794                -              5,921
                             ----------------------------------------------------------------------------------------------------
Operating income (loss)            (786)          (5,258)           3,260           (1,998)               -             (2,784)
     Interest & other                29               67              235              302                -                331
     income
     Interest expense              (991)             897           (2,029)          (1,132)               -             (2,123)
                             ----------------------------------------------------------------------------------------------------
Income (loss) before
income taxes                     (1,748)          (4,294)           1,466           (2,828)               -             (4,576)
Minority interest                     -                -                -                -            5,553              5,553
Income tax expense                 (753)               -                -                -                -               (753)
Earnings of subsidiaries          1,259                -                -                -           (1,259)                 -
                             ----------------------------------------------------------------------------------------------------
Net income (loss)              $ (1,242)        $ (4,294)        $  1,466         $ (2,828)         $ 4,294           $    224
                               ========         ========         ========         ========          =======           ========

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

     SEGMENT FINANCIAL INFORMATION

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

     During the third quarter of 2001 and 2000, no customer represented ten percent or more of the Company's revenue or operating income.

     Summarized financial information by industry segment is as follows:

                                                        For the three months       For the nine months
                                                         ended September 30,        ended September 30,
                                                          2001         2000          2001         2000
                                                         ------       ------        ------       ------
                                                          (In thousands)             (In thousands)
                                                            (Unaudited)                (Unaudited)
NET REVENUES FROM SALES TO UNAFFILIATED CUSTOMERS:
    Business to Business Communications                 $12,924     $ 15,327       $52,606     $ 51,959
    Information Services                                 14,777       15,226        44,234       42,337
                                                         ------       ------        ------       ------
                                                         27,701       30,553        96,840       94,296
                                                         ======       ======        ======       ======

OPERATING INCOME:
    Business to Business Communications                    (811)      (5,258)           10          463
    Information Services                                  3,257        3,260         8,420        8,939
                                                          -----        -----         -----        -----
    Operating profit from segments                        2,446       (1,998)        8,430        9,402
    Corporate expenses, net                                (669)        (455)       (2,620)      (2,152)
    Interest expense                                     (3,061)      (2,123)       (9,286)      (8,327)
                                                         -------      -------       -------      -------

    Loss before income taxes & minority interest        $(1,284)     $(4,576)      $(3,476)     $(1,077)
                                                        =========     =======      =========    ========

DEPRECIATION AND AMORTIZATION:
    Business to Business Communications                  $2,714       $4,413       $10,672       $7,874
    Information Services                                  1,855        1,380         5,283        3,912
    Corporate                                               (19)         127           348          379
                                                            ----         ---           ---          ---
                                                         $4,550       $5,921       $16,303      $12,165
                                                         ======       ======       =======      =======

CAPITAL EXPENDITURES:
    Business to Business Communications                  $1,145         $466        $5,680       $2,627
    Information Services                                    611          791         2,502        2,313
    Corporate                                                29           20           183           33
                                                             --           --           ---           --
                                                         $1,785       $1,277        $8,365       $4,973
                                                         ======       ======        ======       ======

IDENTIFIABLE ASSETS AT SEPTEMBER 30 AND  DECEMBER 31:                               2001         2000
                                                                                    ----         ----
    Business to Business Communications                                            $59,884      $79,799
    Information Services                                                            74,708       71,985
    Corporate                                                                        4,335        5,554
                                                                                     -----        -----
                                                                                  $138,927     $157,338
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

         On June 1, 2000, the Company, through ExpoExchange, acquired substantially all of the assets of the e-Products Division (ExpoEvent Services- "EES") of 3MC, in exchange for 6,133,590 non-voting LLC units of ExpoExchange (the "LLC units") valued at approximately $30.0 million and representing approximately 20% of Holdings LLC's interest in ExpoExchange. The Company has accounted for this transaction under the purchase method of accounting. As a result of this transaction, the Company recorded approximately $30.0 million increase in minority interest on the issuance of the LLC units. On the basis of an independent valuation, identifiable intangible assets of $6.7 million and goodwill of $23.0 million are being amortized on a straight-line basis primarily over a three year life. On January 19, 2001, the Company, through Holdings LLC, acquired from 3MC the non-voting LLC units in ExpoExchange for $15.5 million. As a result of this transaction, the minority interest was eliminated and goodwill reduced by $14.5 million. The Company has subsequently restructured the EES organization and management at a cost of approximately $962,000, relating primarily to severance.

         Effective January 1, 2001, the Company, through GEM, acquired certain assets of Casino Journal Publishing Group ("CJPG") for approximately $2.6 million in cash, subject to certain future working capital adjustments, and 100,000 units of GEM Communications, LLC valued at approximately $1.9 million and representing approximately 10% of GEM. During the second quarter 2001 GEM paid an additional $125,000 for certain assets of CJPG and received $482,000 as a working capital adjustment, and during the third quarter 2001 paid an additional $250,000 for certain other assets of CJPG. The Company has accounted for this transaction under the purchase method of accounting. Identifiable intangible assets and goodwill of $4.3 million are being amortized on a straight-line basis over a four to ten year life.

     The following unaudited pro forma information is presented as if the Company had completed the acquisitions as of January 1, 2000. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at January 1, 2000, or of the future results of operations.

                                For the Three Months    For the Nine Months
                                ended September 30,     ended September 30,
                                -------------------     -------------------
                                  2001        2000        2001        2000
                                  ----        ----        ----        ----
                                               (In thousands)
                                                (Unaudited)
     Revenues                   $27,701     $31,334     $96,840     $99,207
     Net income (loss)          $   195     $(4,776)    $  (607)    $(4,053)
     EBITDA                     $ 6,367     $ 3,229     $23,089     $16,132

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

     Information Services provides specialized information and database services principally to the pre-employment screening market through Total Information Services, Inc. ("TISI"). TISI, through its on-line databases, provides pre-employment screening information and services to selected vertical markets that by government regulation or business characteristic require a comprehensive candidate background investigation prior to hiring.

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

     On June 1, 2000, the Company acquired substantially all of the assets of the e-Products Division of 3MC (ExpoEvent Services- "EES") in exchange for non-voting LLC units valued at approximately $30.0 million in ExpoExchange. On January 19, 2001, the Company acquired from 3MC the LLC units in ExpoExchange for $15.5 million and sold its stock in 3MC back to 3MC for $500,000. A write down to recognize the impairment of this investment was recorded at December 31, 2000. As a result of the acquisition of the LLC units, related minority interest was eliminated and goodwill was reduced by $14.5 million. During the first quarter of 2001, the Company restructured the EES organization and management at a cost of approximately $962,000, relating primarily to severance.

     Effective January 1, 2001, the Company through GEM Communications, LLC acquired certain assets of Casino Journal Publishing Group ("CJPG") for $2.6 million in cash, subject to certain future working capital adjustments, and 100,000 non-voting LLC units of GEM Communications, LLC, valued at approximately $1.9 million and representing approximately 10% of GEM. During the second quarter 2001 GEM paid an additional $125,000 for certain assets of CJPG and received $482,000 as a working capital adjustment, and during the third quarter of 2001 paid an additional $250,000 for certain other assets of CJPG.

RESULTS OF OPERATION

     Revenues. Revenues for the three and nine month periods ended September 30, 2001 totaled $27.7 million and $96.8 million, respectively, a decrease of $2.9 million (9%) and an increase of $2.5 million (3%) over the same periods in 2000, respectively. Business-to-Business Communications segment revenue totaled $12.9 million and $52.6 million for the three and nine months ended September 30, 2001, respectively, a decrease of $2.4 million (16%) and an increase of $647,000 (1%) over the same periods in 2000. At ExpoExchange, lower demand for registration and exhibitor services and housing and air (down 2% for the nine month period) was partially offset by the growth of new lead management and interactive services. At Atwood, increased demand for all product lines produced a 1% increase in net revenue during the nine months ended September 30, 2001, compared with the same periods in 2000. At GEM, continuing consolidation of suppliers in the gaming industry resulted in reduced industry advertising expenditures and lower participation at regional trade shows. For the nine months of 2001, net revenue at GEM increased $0.8 million (15%) compared with the same periods in 2000. Declines in advertising and regional trade show revenue were offset by inclusion of Casino Journal from January 1, 2001 which contributed $1.6 million to the nine months of 2001 revenue. As the result of the September 11, 2001 terrorist attack, Business- to- Business Communications results were also impacted by the cancellation of seven and the postponement of one trade shows serviced by ExpoExchange and the cancellation of five tradeshows serviced by Atwood. Of the seven ExpoExchange cancellations, five were scheduled to occur in September and two were scheduled for the fourth quarter. Four of the Atwood cancellations were scheduled for September and one was to occur in the fourth quarter. The slow down in travel following September 11, 2001 also impacted tradeshow attendance.

     The Information Services segment produced revenue of $14.8 million and $44.2 million for the three and nine-month periods ended September 30, 2001, respectively, a $449,000 (3%) decline and an increase of $1.9 million (5%) compared with the same periods in 2000, respectively. TISI's revenue for the nine months ended September 30, 2001 resulted principally from increased pre-employment screening volume at DAC, USMA, HES, and STA, partially offset by lower revenue at RSI and CSI, formerly CrimeSearch, as compared to the prior year. Pre-employment screening volume has been negatively impacted by the weak economic environment, particularly in the retail, staffing and aviation segments.

     Operating Costs. Operating Costs decreased $1.5 million (10%) and increased $1.9 million (4%) during the three and nine months ended September 30, 2001, respectively, compared with the same periods in 2000. Business-to-Business Communications segment operating costs for the nine months ended September 30, 2001 increased $1.0 million (4%) on 1% higher revenue compared with the nine months of 2000. Growth was attributable principally to inclusion of Casino Journal from January 1, 2001 ($1.2 million), offset partially by lower costs at Atwood and ExpoExchange, down 3% and 4%, respectively, on essentially flat revenues.

     Information Services segment Operating Costs increased $957,000 (6%) during the nine months of 2001 compared with the same period of 2000. The increase was attributable principally to inclusion of STA and USMA for the full nine month period compared with eight and six months, respectively, in 2000.

     General and Administrative Expenses. General and Administrative Expenses decreased $5.5 million (44%) and $2.3 million (7%) during the three and nine month periods ended September 30, 2001, respectively, compared with the same periods of 2000. During the nine months of 2001, compared with the same 2000 period, lower general and administrative expenses were attributable principally to cost reduction programs initiated at all business units during the first quarter 2001, including the restructuring of the EES organization in Atlanta, partially offset by the inclusion of Casino Journal from January 1, 2001. General and Administrative expenses included one-time costs of $962,000 related to the restructuring of EES.

Subsequent to September 30, 2001, the Company decided to close the EES Atlanta facility and transfer support of the EES interactive products to Frederick, Maryland.

     Depreciation and Amortization. Depreciation and Amortization decreased $1.4 million and increased $4.1 million during the three and nine-month periods ended September 30, 2001 compared with the same periods in 2000. During the nine-month period 2001, the increase resulted principally from prior period expenditures to acquire data, expand exposition and trade show capacity, upgrade information technology and increased amortization of goodwill associated with acquisitions. During the second quarter of 2001 the Company recorded additional amortization of $468,000 to reflect impairment of intangible workforce assets at EES, as the result of additional staff reductions implemented during the second quarter.

     Interest Expense. Interest Expense totaled $3.1 million and $9.3 million for the three and nine-month periods ended September 30, 2001, respectively. Interest Expense results primarily from interest on the Company's long term Senior Subordinated Notes and utilization of the Senior Credit Facility.

     EBITDA. EBITDA totaled $6.3 million and $23.0 million during the three and nine month periods ended September 30, 2001, respectively, an increase of $3.2 million (101%) and $3.9 million (20%), respectively, over the same periods in 2000. The increase during the nine months of 2001 resulted from higher EBITDA in the Business-to-Business Communications segment (up $3.3 million -39%) and the Information Services segment (up $0.9 million -7%), offset partially by higher business development costs at Corporate. One-time costs of $962,000 related to the restructuring of EES have been excluded from the calculation of EBITDA.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under its Senior Credit Facility which was increased from $25.0 million to $40.0 million on February 2, 2001. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for the Company's working capital, capital expenditures and other needs. No assurance can be given, however, that this will be the case. As of September 30, 2001, the Company had $16.6 million of availability under the Senior Credit Facility, less letters of credit totaling $980,000 which are secured by the Senior Credit Facility. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. In addition, any future acquisitions by the Company would likely require additional financing.

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

     Capital Expenditures. Management anticipates that capital expenditures in 2001 will be approximately $9.5 million. The primary capital expenditures will be for computer equipment and software, and database acquisitions at TISI and ExpoExchange. TISI offers its customers in the trucking industry credits for providing employment information to be utilized in its database, which credits can be used against charges for future services from such division. All of the credits earned are considered capital expenditures for the acquisition of such data. Management anticipates positive cash flow from operations in 2001, even after the anticipated capital expenditures for 2001. Thus, with the Company's available cash reserves and cash flow, management does not anticipate a need for additional capital or increased borrowing facilities during 2001 except for possible future acquisitions.

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

       As of the date of adoption (January 1, 2002), the Company expects to have unamortized goodwill in the amount of $73.5 million and unamortized identifiable intangible assets in the amount of $14.1 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $4.7 million and $6.0 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively.

     In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. Enterprises are required to adopt Statement No. 143 for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact of adopting this pronouncement on its financial statements.

      In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.

     Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined the impact of adopting this pronouncement on its financial statements.

INFLATION

     Management anticipates the effect of inflation on the Company's operations during 2001 will be primarily limited to the effects which general inflation will have on costs in most areas in which the Company operates.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report for the quarter ended September 30, 2001, as well as other public documents of the Company contains forward-looking statements which involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "seek," "plan," as well as variations of such words and similar expressions, are intended to identify forward-looking statements. While management believes these statements are reasonable, actual results could differ materially from those projected by such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits:

          None

     (b)  Reports on Form 8-K

          The registrant filed no reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 31, 2001

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