Form 10-K
period 2001-12-31
OFFICIAL INFORMATION CO
filed 2002-03-19
CIK 847841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       ---                    EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 19, 2002, 112,367 shares of common stock were outstanding, of which 72,367 were owned by VS&A - TOIC, LLC. and 36,000 and 4,000 were owned by Fir Tree Value Fund LP. and Fir Tree Institutional Value Fund L.P., respectively.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     The Official Information Company (formerly known as T/SF Communications Corporation), a Delaware corporation formed in 1989 (together with its subsidiaries, the "Company"), is a business-to-business, communications and information services company which principally operates in two lines of business: (i) business-to-business and professional database information services ("Information Services") and (ii) business-to-business communications, publishing and related marketing services ("Business-to-Business Communications"). Information Services businesses include Total Information Services, Inc. ("TISI"), which, with its proprietary databases, is a leading provider through DAC Services ("DAC") of comprehensive employment screening information used by the trucking industry to facilitate compliance with U.S. Government regulations and is a leading provider of employment screening services to the retail industry through United States Mutual Association ("USMA") acquired in March 2000, the healthcare industry through Healthcare Employment Screening ("HES") and various other industries through Record Search, Inc. ("RSI"), acquired by TISI in August 1999. In January 2000, TISI acquired STA United ("STA"), a leading provider of drug testing services to the trucking and other industries. The Company believes that TISI is the leading supplier of specialized employment screening information to selected vertical markets. In connection with the acquisition of USMA in March 2000, TISI Holdings, Inc. issued non-voting common stock to certain owners of the USMA business equal to approximately 4.5% of the outstanding stock of TISI Holdings, Inc.

     Business-to-Business Communications is conducted through several individual businesses, each of which is characterized by leading competitive positions within specialized vertical markets. Business-to-Business Communications businesses include: (i) Atwood Publishing, LLC (together with its subsidiary and affiliates, "Atwood"), the largest domestic independent publisher of exposition and association related publications and directories; (ii) ExpoExchange, LLC (together with its subsidiary and affiliates, "ExpoExchange"), formerly Galaxy Information Services, LLC ("Galaxy"), the largest independent provider of housing, travel, registration, exhibitor information and lead management services to the trade show and convention industry in the United States and
(iii) GEM Communications Holding, LLC (together with its subsidiaries and affiliates, "GEM"), owns and publishes trade magazines and trade shows directed to the legalized gaming industry, including IGWB (formerly International Gaming and Wagering Business), a leading publication catering to gaming industry executives and UK-based InterGame, InterGaming and InterPark, a leading series of publications for the international coin-operated amusement and gaming machines and amusement park businesses and Gaming for Africa, a leading trade publication to the Sub-Saharan gaming industry. Tradeshows include WGC&E, Bingo World, NYGS, AGS, SGS, and ACC. In April 1999, ExpoExchange acquired substantially all of the assets of International Travel Services, Inc. ("ITS"), a leading provider of housing and travel services to the trade show and convention industry. In June 2000, ExpoExchange acquired substantially all of the assets of the e-Products Division from Third Millennium Communications, Inc. ("3MC"). In January 2001 the Company, through GEM, acquired certain assets of Casino Journal Publishing Group ("CJPG"). In February 2002, GEM announced the pending sale of WGC to Global Gaming Expo ("G2E"), a competing tradeshow.

     The Company's consolidated net revenues and EBITDA (as defined herein) for the year ended December 31, 2001 were approximately $131 million and $34 million, respectively. Of such consolidated net revenues, approximately 45% represented Information Services and approximately 55% represented Business-to-Business Communications. Of such EBITDA, approximately 55% represented Information Services and approximately 45% represented Business-to-Business Communications. In November 1999, the Company sold Corsearch, Inc., the second largest provider in the United States of trademark and trade name research to law firms and corporations.

     VS&A-TOIC LLC (formerly VS&A-T/SA LLC) and Fir Tree Value Fund, LP and Fir Tree Institutional Value Fund L.P. (collectively, "Fir Tree" and, together with VS&A-TOIC, the "Equity Investors") own approximately 64.4% and 35.6% of the common stock of the Company, respectively. The Company holds a $45.0 million preferred equity interest in TOIC Holdings, LLC ("Holdings LLC"), and VS&A-TOIC and Fir Tree own the common equity interests in Holdings LLC in the same proportion as their ownership of the common stock of the

Company. These common equity interests in Holdings LLC and all earnings and losses in excess of the preferred stockholders' annual distributions are reflected as minority interests. The preferred equity interest held indirectly by the Company carries an 11% annual preferred distribution and, together with a voting agreement, gives the Company voting, operational and management control of Holdings LLC. Holdings LLC has voting control of ExpoExchange, Atwood and GEM.

      In connection with the acquisition of ITS in April 1999, ExpoExchange issued non-voting membership units to certain former owners of the ITS business equal to approximately 6.9% (subsequently reduced to 5.9%) of the outstanding membership units. In connection with the acquisition of USMA in March 2000 TISI Holdings, Inc. issued non-voting common stock to certain former owners of the USMA businesses equal to approximately 4.5% of TISI Holdings, Inc.'s common ownership. In connection with the acquisition of the e-Products Division of 3MC in June 2000, Galaxy (renamed ExpoExchange) exchanged non-voting membership units to 3MC equal to approximately 20% of outstanding membership units for the e-Product Division assets. In January 2001, Holdings LLC acquired these membership units from 3MC. In connection with the acquisition of CJPG in January 2001, GEM Communications Holdings, LLC issued non-voting membership units to certain former owners of the CJPG business equal to approximately 10% of the outstanding membership units of its US operating subsidiary. A chart illustrating the Company's ownership structure set forth above is available upon request. In lieu of such chart, which is unavailable on EDGAR, the following description is useful:

The Company conducts its business through several corporate and limited liability company subsidiaries as follows:

1. Corporate Subsidiaries: The Company owns, directly or indirectly, several active corporate subsidiaries through which it conducts certain of its businesses such as TISI.

2. Limited Liability Company Subsidiaries: The Company, together with certain of its corporate subsidiaries, owns all of the outstanding preferred interest in Holdings LLC, which holds all of the outstanding voting interest in the several operating limited liability companies through which TOIC conducts certain of its business, such as GEM, Atwood and ExpoExchange (the Operating LLC's). There are also common interests of Holdings LLC, which are held by Company's stockholders as described above.

     Holdings LLC, and the Operating LLCs are collectively referred to herein as the "LLC's." As a result of the control of the LLCs by the Company, the financial results of the LLCs are included in the consolidated financial statements of the Company as described more fully in the Notes of the Company's consolidated financial statements included herein.

INFORMATION SERVICES

     Information Services provides specialized information and database service principally to the pre-employment screening market through TISI.

TOTAL INFORMATION SERVICES, INC.

EMPLOYMENT SCREENING SERVICES

     TISI, through its on-line databases, provides employment screening information and services to selected vertical markets that by government regulation or business characteristic require a comprehensive candidate background investigation prior to hiring.

     TISI has virtually instantaneous computer access to Motor Vehicle Records
(MVRs) maintained by 31 states and alternative methods to access the MVRs of the remaining states. In addition, TISI maintains a database which contains certain workers' compensation records from 12 states, which may be used by prospective employers either to detect employers that have been omitted by a prospective employee in his or her employment application or to determine job suitability. TISI offers a manual searching capability for many of those states which the workers' compensation records are not in TISI's database.

     TISI obtains its MVRs, workers' compensation and criminal records information from state or county archives, utilizing a nationwide network of agents and representatives, direct computer connections and proprietary databases. The information is resold at a mark-up over state and county fees for such information. In 2001, the information was resold to approximately 17,000 customers. Criminal records are maintained by approximately 3,300 jurisdictions in the U.S. and there is no single source for all such records. However, TISI can access for its customers criminal records from any U.S. jurisdiction requested by a customer. TISI's 20/20 criminal record database includes approximately 6.2 million records.

     Management believes that the employment screening databases being created by TISI will become an increasingly valuable asset that will facilitate providing a full range of employment screening products and services to a variety of vertical industries. In 1999, TISI acquired RSI, a leading provider of pre-employment screening services to the airline, staffing, high-tech and healthcare markets. In 2000, TISI acquired STA, a provider of pre and post-employment drug testing services, and USMA, a leading provider of employment screening services to the retail industry, including a proprietary database of employee theft incident records.

TRANSPORTATION INDUSTRY

     TISI, which since 1983 has operated its transportation services business under the trade name DAC Services, is the largest on-line supplier of comprehensive employment screening information to the trucking industry and a provider of driving record-related and other risk assessment and underwriting information to the insurance industry. DAC, endorsed by the American Trucking Associations since 1986 and the trucking associations of 27 states, currently maintains a computer network providing on-line electronic access to a proprietary employment history database of over 4.3 million job records concerning over 2.2 million truck drivers. Management believes the demand for the information in its DAC database is driven primarily by federal government regulation, TISI's ability to provide the information on a timely basis and TISI's success in marketing to the "truckload" segment of the trucking industry, which historically exhibits high driver turnover. "Truckload" carriers, such as J.B. Hunt and Schneider, typically are differentiated from "route" carriers and "private fleet" carriers in that "truckload" carriers are hired by third parties and do not have the steady, predetermined routes of a "route" carrier, nor do they operate as an individual corporation's captive "private fleet" (e.g., a retailer's "private fleet" of delivery trucks). As a result, the Company believes the unpredictable nature of a driver's job for a "truckload" carrier leads to inherently high driver turnover, which can be more than 100% per year for some trucking companies. As federal regulations require extensive screening of new truck drivers, this high turnover rate creates demand for DAC's services.

RETAIL INDUSTRY

     On March 15, 2000, the Company acquired a group of ten affiliated companies collectively referred to as United States Mutual Association (USMA), a leading provider of employment screening services to the retail industry. Collectively, USMA is the nation's largest provider of retail employee theft incident records through its database of over 625,000 proprietary records. Similar to the DAC model, USMA's database consists of theft incident records contributed by USMA's clients. Together with this proprietary information, USMA also provides criminal records, MVR's, drug tests and other pre-employment screening services to the retail industry.

HEALTHCARE INDUSTRY

     TISI formed Healthcare Employment Screening (HES) during 1998 to provide employment screening services to the healthcare industry, including home healthcare and nursing home markets. Much like the trucking industry, employers in these industries are required by Federal and various state regulations to conduct comprehensive background checks on prospective employees. HES offers a comprehensive employment screening service to this industry.

PUBLIC RECORDS SERVICES

     The Official Provider's Source, Inc. (TOPS - formerly CrimeSearch, Inc.), a wholly owned subsidiary of TISI, is a leading provider of criminal and civil court records and criminal record research to the pre-employment screening and legal industries. Through its network of nearly 1000 researchers, TOPS accesses criminal records in all counties in the United States, Puerto Rico, all US territories, the Canadian provinces and several other foreign countries.

DRUG TESTING SERVICES

     In January 2000, TISI acquired substantially all of the assets of STA, a leading provider of pre and post -employment drug screening services. With 14,000 clients, STA is believed to be the largest third party administrator of drug and alcohol testing services to the transportation industry and is endorsed by the American Trucking Association and 27 state trucking associations.

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

BUSINESS-TO-BUSINESS COMMUNICATIONS

     The Company's Business-to-Business Communications operations are conducted through several individual businesses, each of which is characterized by leading competitive positions within specialized vertical markets. Business-to-Business Communications businesses include: (i) ExpoExchange, the largest independent provider of housing, travel, registration, exhibitor information and sales-lead management services to the tradeshow and convention industry in the United States; (ii) Atwood, the largest U.S. independent publisher of exposition and association related publications and directories; and (iii) GEM, a leading owner and operator of trade shows and publisher of trade magazines directed to the international legalized gaming industry.

GEM COMMUNICATIONS HOLDING, LLC

     GEM, founded in 1986, is one of the leading global providers of business information and marketing resources for the legalized gaming industry. GEM's trade show division owns and/or operates a number of regional U.S. tradeshows including Bingo World, NYGS, Slot Manager Institute, Southern Gaming Summit and American Gaming Summit. WGC traditionally has been held annually in Las Vegas during September or October of each year. Consequently, GEM's financial results are skewed towards the second half of the year. In February 2002 GEM announced that WGC would be acquired by and merged into Global Gaming Expo (G2E), a competing tradeshow.

     GEM publishes several trade magazines directed to the legalized gaming industry, including IGWB, Casino Journal and UK-based InterGame, InterGaming and InterPark, a leading series of publications for the international coin-operated amusement and gaming machines and amusement park businesses. InterGame also publishes AB Europe/Coin Op and Gaming for Africa, a leading trade magazine for gaming in Sub-Saharan Africa. IGWB, with a qualified audited circulation of 18,000, is a leading trade journal directed to the worldwide-legalized gaming industry. IGWB includes three quarterly publications - Indian Gaming Business, Lottery Business and Slot Manager. In addition, the Company publishes Industry Resource Guide, Casino Executive Review, and an industry newsletter National Gaming Summary.

ATWOOD PUBLISHING, LLC

     Atwood, founded in 1982, is a leading U.S. independent publisher of daily tradeshow and convention newspapers, directories, and related custom publishing products that are directed to the attendees of US tradeshows and conventions. Atwood competes primarily with trade magazines and the owners and operators of expositions with in-house publishing capabilities who participate only in their particular industry and do not have diverse markets or the capabilities of Atwood. Atwood also publishes the trade journal EXPO, the official publication of the International Association of Exposition Management, and Pro AV, a publication covering the audio-visual presentation industry.

     Approximately 72% of Atwood's 2001 revenues were derived from its publication of dailies and directories. During 2001, Atwood provided publishing, communication or promotional services to approximately 86,300 exhibitors at approximately 162 tradeshows and conventions, including 18 of the "Tradeshow 200" exhibitions. Related products provided by Atwood include pre- and post-convention materials, literature kiosks and LeSack, a plastic bag filled with literature, publications, product samples and other marketing information that is distributed to attendees. Atwood also produces advertising and marketing products such as Internet Guides, specialty products and restaurant and city guides distributed to show attendees.

EXPOEXCHANGE, LLC

     Formed in June 2000, by the combination of Galaxy (founded in 1982), ITS (founded in 1948 and acquired in April 1999) and the e-Products Division of 3MC (acquired in June 2000). ExpoExchange markets its comprehensive housing, travel, registration, automated lead management and information services and Web event development services on an exclusive basis to trade associations, show managers, exhibitors and attendees of expositions, tradeshows and conventions. ExpoExchange serves over 80,000 exhibitors, over 4 million attendees and processes nearly 2 million room nights, annually. Among ExpoExchange active clients are 72 of the "Tradeshow Week 200" exhibitions, including three of the top five such exhibitions.

     ExpoExchange proprietary ExpoCards are utilized in the registration process to allow convention and trade show exhibitors to digitally capture and utilize attendee information for sales lead collection and management. ExpoExchange ExpoCard technology encodes attendee registration data on a magnetic stripe attached to a plastic card or on a computer chip "smartcard" which can be read by tradeshow and convention exhibitors renting ExpoExchange ExpoCard readers. ExpoExchange Show Floor Services allow attendees to leave and retrieve messages on-line at internet cafes and kiosks established on site for a fee, and permit show operators to receive information on-line including demographic data, attendance results and exhibit visitation patterns.

     ExpoExchange provides a suite of innovative products to enable exhibitors to more effectively manage sales leads. ExpoCard Connect allows exhibitors to create a custom qualification survey and lead capture system on their own laptop computer. ExpoCard Connect Pro allows exhibitors to transfer sales leads directly from their booths to their offices or fulfillment houses via the internet. ExpoCard Connect Mobile is a compact, wireless lead collection and qualification system. ExpoCard Web uses internet technology to transfer lead data from ExpoCard systems to the exhibitor's own ExpoCard lead management web site. ExpoExchange Web Registration offers the ability to conveniently register for an event "anyplace, anytime" online. ExpoExchange Registration Manager gives clients direct 24-hour access to their registration database over the Internet. For housing clients, ExpoExchange Destination Manager allows tradeshow attendees to register, purchase event tickets, browse listings of available hotels, book a room, and arrange flights over the Internet. ExpoExchange Online Services include a suite of internet based products that enable trade associations and show managers to extend and compliment their physical tradeshow event with an all year Web based event where exhibitors, attendees and other industry professionals can interact before, during and after the physical show.

     Several of ExpoExchange customers hold tradeshows on a bi-annual or tri-annual basis. Consequently, Expo Exchange's revenues vary from year to year. The following table sets forth, for the years ended December 31, 2001, 2000 and 1999, the percentage of revenues of ExpoExchange generated from trade shows of varying frequencies.

                                                    YEARS ENDED DECEMBER 31,
                                                    2001      2000      1999
                                                    ----      ----      ----
Annual Shows...................................       94%       92%       93%
Bi-Annual Shows................................        6         5         3
Tri-Annual Shows...............................        0         2         4
Other Shows....................................        0         1         0
                                                    -----     -----     -----
                                                     100%      100%      100%
                                                    =====     =====     =====

COMPETITION

     Each of the Company's businesses is in competition with other suppliers and vendors of services or products similar to those provided by the Company and several of such competitors are significantly larger and have greater resources than the Company. The following is a brief description of the competitive environment in which each of the Company's businesses operates.

TISI

     TISI has a leading market position in the trucking and retail industries. In the insurance industry, there are two TISI competitors, which are significantly larger and sell significantly more MVRs than TISI, as well as many regional providers. ChoicePoint, ADP, Hirecheck and Kroll are the largest national competitors in the employment screening market along with several regional competitors. Some of these competitors have significantly greater resources than TISI. Management believes that no other competitor has developed a national vertical market strategy based on the DAC proprietary employment history database concept.

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

Atwood

     As a custom publisher, Atwood competes primarily on price, quality and service and has been successful by targeting the publishing needs of the tradeshow, convention and trade association market. Outside of that market, there are many custom publishers, some with significantly greater resources than the Company. In the tradeshow, convention and trade association market, there are competitors which, while concentrating on another set of services they perform for their customers, will also provide publishing services as part of their package of services. Several of these competitors are significantly larger than Atwood. Because of the large number of tradeshows served with concentration in selected sectors of the tradeshow industry, Atwood believes that its ability to sell advertising across multiple shows to the same customers year after year is a strong competitive advantage.

GEM

     In the gaming tradeshow business, there are a number of smaller US shows, a large show held in London each year (ATEI), and a variety of smaller niche or regional shows and conferences throughout the world. A few of these are owned or managed by competitors which are significantly larger than GEM. In the US, a new tradeshow, Global Gaming Expo ("G2E"), was launched by Reed Elsevier, Inc.
(Reed) with the endorsement of the American Gaming Association ("AGA"), in competition with WGC in September 2001. In February 2002 an agreement was announced providing for the sale of WGC to Reed/AGA.

     From a publishing standpoint, there are several magazines and newsletters serving vertical niches of the gaming industry in the US and worldwide industry, such as lotteries and pari-mutuals. Internationally, there are a few magazines, particularly in Europe, which serve the casino industry and compete with GEM. To management's knowledge, none of such competitors are significantly larger than GEM. In addition, GEM must compete with other media for advertising dollars, such as direct mail and direct selling. The latter is particularly important for potential US casino advertisers, as much of the industry is concentrated in a few locations.

SEASONAL FACTORS

     The exposition services business is affected by the timing of conventions and tradeshows, with most such shows operating in the March-May and September-November time frames. GEM's results are significantly impacted by the timing of WGC, its largest owned tradeshow, which was held in September 1999 and October 2000, and 2001.

EMPLOYEES

     As of February 28, 2002, the Company employed approximately 987 persons on a full-time basis including 400 in Information Services, 580 in Business-to-Business Communications and seven at the Company's corporate offices. None of the Company's employees are subject to collective bargaining agreements. The Company considers relations with its employees to be satisfactory. Most employees are salaried, with sales personnel receiving commissions on sales.

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

     The Department of Transportation ("DOT") is in the process of proposing and promulgating revised regulations which, among other things, concern the requirements for employment screening of truck drivers. It is not possible at this time to predict the impact that such regulations, if adopted, might have on the Company's results of operations, financial condition or liquidity. If adopted in their current form, such regulations could provide a greater demand for access to employment history, MVRs and drug and alcohol test results of truck drivers, such as the information provided by the Company.

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

FOREIGN SALES

     The Company's net revenues for 2001, 2000, and 1999 to customers outside the U.S. and Canada were $3.6 million, $4.1 million, and $8.1 million, respectively, representing 2.7%, 3.0%, and 7.5% of net revenues, respectively. All of such net revenues are attributable to Business-to-Business
Communications.

TRADEMARKS, LICENSES AND PATENTS

     The Company has registered numerous trademarks, including ExpoExchange(R), DAC Services(R), EXPO(R), World Gaming Congress(R) and IGWB(R), in the United States and, in certain cases, in foreign countries in which the Company does business. The Company believes that it owns or licenses all intellectual property rights necessary to conduct its business.

ITEM 2. PROPERTIES

     The Company conducts its principal operations at the facilities set forth below:

                       LOCATION                 SQUARE FOOTAGE               LEASED/OWNED
                       --------                 --------------               ------------
Information Services:
     Tulsa, Oklahoma (TISI)                         71,249          Leased (Expires October 2006)
     Hollywood, Florida (TISI/RSI)                  13,958          Leased (Expires December 2004)
     Lincoln, Nebraska (TISI/STA)                   11,719          Leased (Expires September 2003)


Business to Business Communications:
     Frederick, Maryland (ExpoExchange)             56,000          Leased (Expires January 2003)
     Deerfield, Illinois (ExpoExchange/ITS)         30,730          Leased (Expires September 2005)
     Overland Park, Kansas (Atwood)                 23,179          Leased (Expires September 2005)
     Las Vegas, Nevada (GEM)                         2,676          Leased (Expires May 2003)

Corporate:
     New York, New York                              1,679          Leased (Expires October 2003)

     Management believes that its facilities are suitable and adequate for its immediate needs and that additional or substitute space is available if needed to accommodate expansion.

     In connection with the USMA acquisition, the Company acquired a 16,235 square foot facility in Simi Valley, California, which is currently sub let and for sale.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company and its subsidiaries have been named as defendants in lawsuits and a party in various governmental proceedings from time to time. Such matters have not had a material adverse effect on the financial position, results of operation or liquidity of the Company, and management does not anticipate that such matters will have such an effect in the future. However, the outcome of suits and proceedings cannot be predicted with certainty and, due to such inherent uncertainty of litigation, there can be no assurance that the Company will not be subject to adverse judgments in substantial amounts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common stock. No dividends were declared or paid during 1999, 2000 and 2001. The terms of the Company's $40 million Credit Agreement (increased from $25 million on February 2, 2001) and 10 3/8 % Senior Subordinated Notes due 2007 (the "Notes") currently restrict the ability of the Company to pay dividends or make distributions to its shareholders. See the consolidated financial statements of the Company and the notes thereto.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial data for each of the last five years.

                                                         -------------------------------------------------------------------
                                                             2001         2000       1999 (2)     1998 (2)      1997 (2)
                                                             ----         ----       --------     --------      --------
STATEMENT OF OPERATIONS DATA (1):
  Revenues, net
    Information Services (a)........................        $59,236     $ 57,474     $ 41,832     $ 36,055      $ 31,363

    Business-to-Business Communications (b).........         71,688       79,208       65,877       52,166        43,353
                                                            -------     --------     --------     --------      --------

    Total revenues..................................        130,924      136,682      107,709       88,221        74,716
  Costs and Expenses
    Operating costs.................................         58,354       62,110       48,435       39,520        35,735
    General and administrative expenses.............         38,871       44,367       34,046       27,033        24,814
    Recapitalization and reorganization expenses....          1,994          593            -            -        21,774
    Depreciation and amortization...................         24,970       19,717       10,998        7,078         4,996
                                                            -------     --------     --------     --------      --------
  Total expenses....................................        124,189      126,787       93,479       73,631        87,319
                                                            -------     --------     --------     --------      --------
  Operating income (loss)...........................          6,735        9,895       14,230       14,590       (12,603)

  Interest and other income (expense)...............            (48)         939           84          422         1,091
  Interest expense..................................        (12,284)     (11,580)     (10,792)     (10,676)       (3,696)
                                                            -------     --------     --------     --------      --------
  (Loss) income before income taxes and other items          (5,597)        (746)       3,522        4,336       (15,208)
  Write down of investment..........................              -       (4,518)           -            -             -
  Income tax benefit (expense)......................         (2,896)         449       (2,944)      (1,329)        2,636
  Minority interest in consolidated subsidiaries....         10,149        5,160         (455)      (2,491)            -
  Net (loss) gain on disposal of subsidiaries.......              -          (59)       4,842            -             -
                                                            -------     --------     --------     --------      --------
    Net income (loss)...............................        $ 1,656     $    286     $  4,965     $    516      $(12,572)
                                                            =======     ========     ========     ========      ========


                                                             2001         2000         1999         1998          1997
                                                             ----         ----         ----         ----          ----
OTHER FINANCIAL DATA (1):
  Capital expenditures.........................             $ 9,862     $  7,570     $  6,692     $  6,503      $  5,541
  EBITDA (3)...................................              34,030       30,205       26,067       22,044        15,258
  EBITDA margin (3)............................                26.0%        22.1%        24.2%        24.9%         20.1%
  Ratio of earnings to fixed charges (4).......                 .55x         .55x         1.8x         1.4x           --

                                                                                          AS OF DECEMBER 31,
                                                                                   --------------------------------
                                                                                         2001           2000
                                                                                         ----           ----
BALANCE SHEET DATA:
  Cash and equivalents.............................................................    $ 1,921         $   795
  Total assets.....................................................................    139,585         157,338
  Total debt.......................................................................    129,681         116,274
  Stockholders' deficit............................................................    (38,807)        (40,387)

(1) The Company was a party to several events/transactions which affect the comparability of the historical information presented above. See the Notes to Consolidated Financial Statements for additional information on certain of these events/transactions.

     (a) With respect to Information Services, the Company sold Corsearch in November 1999. In September 1999, the Company acquired RSI. In January 2000, the Company acquired STA and in March 2000, the Company acquired USMA.

     (b) With respect to Business -to- Business Communications, the Company: (i) acquired 88% of Casino Publishing Co. effective February 1, 1997 and the remainder effective January 31, 1998, (ii) acquired a majority of Galaxy Expocard Europe, B.V. in May 1997, (iii) acquired IGBE in June 1998 and (iv) acquired InterGame, Limited in September 1998. In
         January 1999, the Company acquired the remaining 51% interest in Gaming for Africa and in April 1999, acquired substantially all of the assets of ITS. Effective January 1, 2000, Galaxy Europe is no longer included in the Company's consolidated results. In April 2000, the Company purchased a 4.7% common equity interest in 3MC (subsequently sold back to 3MC in January 2001) and in June 2000 acquired the e-Products Division of 3MC. In January 2001, the Company acquired certain assets of Casino Journal Publishing Group.

(2) Certain 2000, 1999, 1998 and 1997 account balances have been reclassified to conform to the 2001 consolidated financial statement presentation.

(3) EBITDA is considered by the Company's private equity investors and its Senior Lenders and subordinated Bond Holders, as a primary measure of the Company's performance. The calculation of EBITDA as defined herein is consistent with the calculation of EBITDA required by the Company's credit agreements. EBITDA is included because management believes that such information is considered by its investors and lenders to be an additional basis on which to evaluate the Company's ability to pay interest expense, repay debt and make capital expenditures. Excluded from EBITDA are interest expense, income taxes, depreciation and amortization, recapitalization and reorganization expenses in 1997, unusual gains and losses (including gains on disposition of real estate in 1998, provision for loss on disposition of subsidiary in 1999, impairment of investments in 2000, and reorganization and restructuring charges in 2000 and 2001), minority interest in consolidated subsidiaries, discontinued operations, extraordinary loss, net of tax, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. EBITDA margin represents EBITDA as a percentage of total revenues.

(4) In computing the ratio of earnings to fixed charges: (a) earnings have been based on income from continuing operations before income taxes and fixed charges and (b) fixed charges consist of interest and amortization of debt discount expense, and the interest component of rent expense. Such component was estimated at the current year weighted average interest rate for capital leases.

FORWARD-LOOKING STATEMENTS

     This Annual Report for the year ended December 31, 2001, as well as other public documents of the Company contains forward-looking statements which involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Annual Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "seek," "plan," as well as variations of such words and similar expressions, are intended to identify forward-looking statements. While management believes these statements are reasonable, actual results could differ materially from those projected by such forward-looking statements. See "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

CONSOLIDATED OPERATIONS

     The following table summarizes the Company's historical results of operations as a percentage of revenue for the years ended December 31, 2001, 2000, and 1999

                                                                                 YEARS ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                            2001         2000          1999
                                                                            ----         ----          ----
Revenues:
     Information Services.............................................      45.2%        42.0%         38.8%
     Business-to-Business Communications..............................      54.8         58.0          61.2
                                                                            ----         ----          ----
          Total revenues..............................................     100.0        100.0         100.0
Costs and Expenses:
     Operating costs..................................................      44.6         45.5          45.0
     General and administrative expenses..............................      29.7         32.5          31.6
     Reorganization expenses..........................................       1.5          0.4           --
     Depreciation and amortization....................................      19.1         14.4          10.2
                                                                            ----         ----          ----
          Total expenses..............................................      94.9         92.8          86.8
                                                                            ----         ----          ----
Operating Income before interest, income taxes and minority interest..       5.1%         7.2%         13.2%
                                                                            ====         ====          ====
EBITDA margin.........................................................      26.0%        22.1%         24.2%
                                                                            ----         ====          ====


MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

The policies discussed below are considered by management to be critical to an understanding of financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustments.

Reservation Services Revenue Recognition

Revenues for housing reservation services are recognized as reservations are made under the terms of individual event contracts, net of a provision for cancellations. The provision for cancellations is based on historical cancellation experience, including adjustments for current conditions. Management routinely reviews estimates of provisions for cancellations to adjust for changes in outlook. There is no certainty that events beyond anyone's control such as economic downturns or significant prolonged decreases in travel and event attendance could occur and accordingly, cause significant cancellations or even cancellation of the event and result in significant refunds.

Loss on Customer Receivables

Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of the company's historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions.

Impairment of Intangible Assets

Impairment of intangible assets results in a charge to operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The measurement of the future net cash flows to be generated is subject to management's reasonable expectations with respect to the company's future operations and future economic conditions which may affect those cash flows. The measurement of fair value in lieu of a public market for such assets or a willing unrelated buyer relies on management's reasonable estimate of what a willing buyer would pay for such assets. Management's estimate is based on its knowledge of the industry, what similar assets have been valued in sales transactions and current market conditions.

RESULTS OF OPERATIONS

     Year Ended December 31, 2001 Versus Year Ended December 31, 2000

     Revenues: Net revenues of $130.9 million for the year ended December 31, 2001 were $5.8 million (4.2%) lower than 2000. Business-to-Business Communications segment revenue totaled $71.7 million for the year ended December 31, 2001, a decrease of $7.5 million (9.5%), from 2000. ExpoExchange contributed $1.7 million to the 2001 revenue decline. ExpoExchange's decline resulted principally from lower housing reservation, registration and exhibitor volume. At Atwood, the decline in directories business led to a 10.5% decrease in revenue for the year ended December 31, 2001, compared with 2000. As the result of the September 11, 2001 terrorist attack, Business- to- Business Communications results were also impacted by the postponement of one and cancellation of seven tradeshows serviced by ExpoExchange and the cancellation of five tradeshows serviced by Atwood. The slowdown in the US economy, exacerbated by the events of September 11th resulted in a significant reduction in travel and tradeshow attendance. At GEM, weak industry advertising expenditures, and lower exhibit sales and attendance at WGC (held during October) following the events of 9/11 impacted all of GEM's businesses. This in addition to competition from G2E, a new competitive tradeshow held in September, caused a ($4.1 million) decline in WGC tradeshow revenues. For the year ended December 31, 2001, overall net revenue at GEM declined 24.6% compared with the same 2000 period.

The Information Services segment produced revenue of $59.2 million for the year ended December 31, 2001, an increase of $1.8 million (3.1%) over the same period in 2000. TISI's revenue increase resulted principally from increased pre-employment screening volume at DAC, USMA, HES, and STA, partially offset by lower revenue at RSI and TOPS, formerly CrimeSearch, as compared to the prior year. Employment screening volume has been negatively impacted by the weak economic environment, particularly in the retail, staffing and aviation segments.

     Operating Costs: Operating costs of $58.4 million for the year ended December 31, 2001, decreased by $3.8 million (6%) compared with the same period in 2000. Operating costs of the Business-to-Business Communications segment of $36.7 million, decreased by $3.6 million (8.9%) during 2001, on 9.5% lower revenue, compared with 2000. This decline was attributable principally to lower volumes and productivity gains, offset by inclusion of CJPG from January 1, 2001.

     Operating costs of the Information Services segment of $21.7 million, decreased $192,000 (0.9%) during 2001, compared with 2000, on 3.1% higher revenue. The decrease was attributable to tight cost controls and productivity measures offset in part by the inclusion of STA and USMA for the full twelve month period compared with eleven and nine months, respectively, in 2000.

     General and Administrative Expenses: General and administrative expenses of $40.9 million, decreased $4.1 million (9.1%) for the year ended December 31, 2001, compared with the same period in 2000. Lower general and administrative expenses were attributable principally to cost reduction programs initiated at all business units during the first quarter 2001, including the restructuring of the EES organization in Atlanta, partially offset by the inclusion of Casino Journal from January 1, 2001. General and Administrative expenses included non-recurring costs of $1.4 million principally for restructuring cost including severance ($819,000), incremental increases in compensation costs to retain key employees until termination ($224,000) and contract termination costs ($46,000) and other non-recurring costs to close and relocate the EES Atlanta facility and support for the EES products to Frederick, Maryland. At December 31, 2001 approximately $130,000 had not been paid. General and Administrative expenses also included non-recurring costs of $627,000 principally for contract termination costs and severance related to the decision to exit the WGC tradeshow and the related closing of the GEM Norwalk, CT office, none of which had been paid as of December 31, 2001.

     Depreciation and Amortization: Depreciation and amortization totaled $25.0 million during 2001, an increase of $5.3 million (26.6%) compared with 2000. The increase resulted principally from amortization of intangible assets associated with the acquisitions of RSI, STA, USMA and e-Products Division, and depreciation from capital spending to acquire data, expand exposition and trade show capacity and upgrade information technology. During the fourth quarter of 2001, the Company determined that certain intangible assets related to two domestic acquisitions and WGC had become impaired. Accordingly, the Company recorded a $3.0 million provision, which is included in depreciation and amortization, to recognize this impairment.

     Interest Expense: Interest expense totaled $12.3 million for the year ended December 31, 2001 compared with $11.6 million during 2000. Interest expense results primarily from interest due on the Company's senior subordinated notes. The increase of $700,000 (6.1%) resulted from increased utilization of the Company's Senior Credit Facility.

     EBITDA: EBITDA, as defined below, increased $3.8 million (12.7%) to $34.0 million for the year ended December 31, 2001, compared with $30.2 million for the same period in 2000. EBITDA in the Information Services segment totaled $20.0 million an increase of $2.4 million (13.6%) compared with 2000, EBITDA in the Business-to-Business Communications segment totaled $16.4 million an increase of $1.2 million (8.1%) compared to 2000, and lower corporate expenses (down $210,000) combined contributed to higher EBITDA. EBITDA in the Business-to-Business Communications segment excludes the non-recurring reorganization and relocation costs ($2.0 million) incurred at ExpoExchange and GEM. 2001 EBITDA also excludes other non-cash charges totaling $333,000 relating to two foreign subsidiaries of GEM.

     EBITDA is considered by the Company's private equity investors and its Senior Lenders and Subordinated Bond Holders as a primary measure of the Company's performance. The calculation of EBITDA as defined herein is consistent with the calculation of EBITDA required by the Company's credit agreements. EBITDA is included because management believes that such information is considered by its investors and lenders to be an additional basis on which to evaluate the Company's ability to pay interest expense, repay debt and make capital expenditures. Excluded from EBITDA are interest expense, income taxes, depreciation and amortization, recapitalization in 1997 and reorganization expenses in 1997, 2000 and 2001, unusual gains and losses (including provision for impairment of investments in 2000), minority interest in consolidated subsidiaries, discontinued operations, extraordinary loss, net of tax, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. EBITDA margin represents EBITDA as a percentage of total revenues.

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

     The Information Services segment produced revenue of $57.5 million for the year ended December 31, 2000, an increase of $15.6 million (37%) over the same period in 1999. TISI's 2000 revenue increase of 66% over 1999 more than offset the $7.1 million revenue reduction resulting from sale of Corsearch in November 1999. TISI's 2000 revenue growth resulted principally from increased criminal record volume, higher employment screening volume at DAC ($3.0 million) and inclusion of a full year of RSI (acquired September 1, 1999), STA from February 1, 2000 and USMA from March 15, 2000, which together added $18.7 million to revenue growth. Excluding the impact of acquisitions and the Corsearch sale, 2000 Information Services segment revenue increased 13%.

     Operating Costs. Operating costs of $62.1 million for the year ended December 31, 2000, increased by $13.7 million (28%) compared with the same period in 1999. Operating costs of the Business-to-Business Communications segment of $40.2 million, increased by $6.5 million (19%) during 2000, on 20% higher revenue, compared with 1999. This growth was attributable principally to increased volume at Atwood and ExpoExchange and the inclusion of acquisitions completed during 1999 and 2000.

     Operating costs of the Information Services segment of $21.9 million, increased $7.2 million (49%) during 2000, compared with 1999, on 37% higher revenue. The increase was attributable principally to higher criminal record and employment screening volume at TISI, inclusion of RSI, STA and USMA offset partially by exclusion of Corsearch from the segment after November 11, 1999.

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

       EBITDA is considered by the Company's private equity investors and its Senior Lenders and Subordinated Bond Holders as a primary measure of the Company's performance. The calculation of EBITDA as defined herein is consistent with the calculation of EBITDA required by the Company's credit agreements. EBITDA is included because management believes that such information is considered by its investors to be an additional basis on which to evaluate the Company's ability to pay interest expense, repay debt and make capital expenditures. Excluded from EBITDA are interest expense, income taxes, depreciation and amortization, recapitalization and reorganization expenses, unusual gains and losses (including provision for loss on disposition of a subsidiary in 1999, and impairment of investments in 2000), minority interest in consolidated subsidiaries, discontinued operations, extraordinary loss, net of tax, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. EBITDA margin represents EBITDA as a percentage of total revenues.

ACQUISITIONS AND DIVESTITURES

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

     On June 1, 2000, the Company acquired substantially all of the assets of the e-Products Division of 3MC (ExpoEvent Services- "EES") in exchange for non-voting LLC units valued at approximately $30.0 million in ExpoExchange. On January 19, 2001, the Company acquired from 3MC the LLC units in ExpoExchange for $15.5 million and sold its stock in 3MC back to 3MC for $500,000. A write down to recognize the impairment of this equity investment was recorded at December 31, 2000. As a result of the acquisition of the LLC units, related minority interest was eliminated and goodwill was reduced by $14.5 million in 2001. During 2001, the Company restructured the EES organization and management and closed its Atlanta facility at a cost of approximately $1.4 million, relating primarily to severance and contract termination costs.

     Effective January 1, 2001, the Company through GEM Communications, LLC acquired certain assets of Casino Journal Publishing Group ("CJPG") for $2.6 million in cash, subject to certain future working capital adjustments, and 100,000 non-voting LLC units of GEM Communications, LLC, valued at approximately $1.9 million and representing approximately 10% of GEM. During the second quarter 2001 GEM paid an additional $125,000 for certain assets of CJPG and received $482,000 as a working capital adjustment, and during the third quarter of 2001 paid an additional $250,000 for certain other assets of CJPG. During the fourth quarter of 2001 the Company determined that certain intangible assets related to the CJPG acquisitions had become impaired. Accordingly, the Company recorded a $2.0 million provision, which is included in depreciation and amortization, to recognize this impairment.

These acquisitions were accounted for under the purchase method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. The Company is the obligor on $98.5 million of 10-3/8% Senior Subordinated Notes (the "Notes") which were issued under an Indenture dated October 29, 1997 between the Company and IBJ Schroder Bank & Trust Company, as Trustee (the "Indenture") and have been registered under the Securities Act. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt of the Company. The Notes are guaranteed on a subordinated basis by all of the active wholly owned subsidiaries of the Company. The Notes are limited in aggregate principal amount to $98.5 million and mature on November 1, 2007. Interest on the Notes accrues at the rate of 10-3/8% per annum payable semiannually in cash on each May 1 and November 1, commencing on May 1, 1998. Interest on the Notes accrue from the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance. The Notes are not entitled to the benefit of any mandatory sinking fund. The Notes may be redeemed, at the Company's option, in whole at any time or in part from time to time, on and after November 1, 2002, upon not less than 30 nor more than 60 days' notice, at certain specified redemption prices, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption. The Indenture provides that upon the occurrence of a Change of Control, each Holder will have the right to require that the Company purchase all or a portion of such Holder's Notes, at a purchase price equal to 101% of the principal amount thereof plus accrued interest (and additional interest as defined in the Indenture) to the date of purchase. The Indenture contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or repurchase capital stock; (ii) prepay, redeem or purchase debt; (iii) make investments,
(iv) transact with affiliates, (v) incur additional indebtedness, (vi) restrict the ability of subsidiaries to declare dividends of make loans to the Company,
(vii) amend or otherwise alter certain interests in TOIC Holdings, LLC, (viii) sell assets, (ix) permit restricted subsidiaries to issue preferred stock, (x) incur liens or (xi) alter the business. The Indenture also contains certain customary affirmative covenants and events of default.

     In 1997, the Company entered into a $25 million Revolving Senior Credit Facility (the "Senior Credit Facility"). On February 2, 2001, the Company's Senior Credit Facility was increased from $25 million to $40 million with two banks, which is due and payable at maturity in September 2004. The Senior Credit Facility is secured by a first priority lien on substantially all of the properties and assets of the Company and its subsidiaries, owned now or acquired later. The Senior Credit Facility is guaranteed by certain of the subsidiaries of the Company (the "Guarantors"). At the Company's option, the interest rate per annum applicable to the Senior Credit Facility will be a fluctuating rate of interest measured by reference either to: (i) LIBOR plus the applicable borrowing margin or (ii) Base rate, which is the greater of the published prime rate of the lender or the overnight federal funds rate plus 0.5% (the 'Base Rate") plus the applicable borrowing margin. The applicable borrowing margin for the Senior Credit Facility will range from 2.25% to 3.00% for LIBOR based borrowings and 1.0% to 1.75% for Base Rate based borrowings. The Company has agreed to pay certain fees with respect to the Senior Credit Facility including
(i) upfront facility fees, (ii) agent and arrangement fees and (iii) commitment fees of 0.5% per annum on the unused portion of the Senior Credit Facility. The commitments under the Senior Credit Facility are required to be permanently reduced with: (i) 100% of the net cash proceeds of all non-ordinary-course asset sales or other dispositions of the property by the Company and its subsidiaries, including insurance and condemnation proceeds, subject to limited exceptions and
(ii) 100% of the net proceeds of issuance of equity or debt obligations of the Company and its subsidiaries, subject to limited exceptions. The Company may voluntarily reduce the commitment in amounts of $1.0 million or more at any time without premium or penalty. The Senior Credit Facility contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or repurchase capital stock; (ii) prepay, redeem or purchase debt; (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates and (x) alter its lines of business. The Company must also make certain customary indemnification's of the lenders and their agents and will also be required to comply with financial covenants (based on adjusted pro forma EBITDA) with respect to: (i) a maximum leverage ratio; (ii) a maximum senior leverage ratio;
(iii) a minimum interest coverage ratio and (iv) a minimum fixed charge coverage ratio. The Senior Credit Facility also contains certain customary affirmative covenants. Events of default under the Senior Credit Facility include: (i) the Company's failure to pay principal or interest when due; (ii) the Company's material breach of any covenant, representation or warranty contained in the loan documents; (iii) customary cross-default provisions; (iv) events of bankruptcy, insolvency or dissolution of the Company or the Guarantors; (v) the levy of certain judgments against the Company, any Guarantor, or its assets;
(vi) certain adverse events under ERISA plans of the Company or the Guarantors;
(vii) the actual or asserted invalidity of security documents or guarantees of the Company or the Guarantors and (viii) a change of control of the Company. At December 31, 2001 the Company was fully in compliance with all covenants of the Senior Credit Facility. At December 31, 2001, the Company had $31.2 million outstanding under the Senior Credit Facility (at various interest rates ranging from 4.48% to 5.75%).

      Certain events involving a Change of Control (as defined in the Indenture) would result in an event of default under the Senior Credit Facility. Moreover, the exercise by the holders of the Notes of their right to require the Company to repurchase the Notes under certain other circumstances may cause an event of default under the Senior Credit Facility even if the Change of Control does not. Finally, there can be no assurance that the Company will have the financial resources necessary to repurchase the Notes upon a Change of Control.

     The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under the $40 million Senior Credit Facility. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for the Company's working capital, capital expenditures, security for letters of credit and other needs. No assurance can be given, however, that this will be the case. At December 31, 2001, the Company had $8.8 million available under the Senior Credit Facility, less letters of credit totaling $1.4 million which are secured by the Senior Credit Facility. During the fourth quarter 2001, two of the Company's credit card processors began to holdback cash payments to establish reserves against future charge back risk as provided for in their respective merchant processing agreements. At December 31, 2001 $4.2 million was held in these reserves by the card processors. The Company is in the process of negotiating to replace these cash reserves with letters of credit.

     Capital Expenditures. As of December 31,2001, the amount of capital expenditure commitment was approximately $760,000. Management anticipates that capital expenditures in 2002 will be approximately $10.5 million. The capital expenditures will be primarily for computer equipment and software and database acquisitions at TISI. TISI continues to offer its customers in the trucking industry credits for providing employment information to be utilized in its database, which credits can be used against charges for future services from such division. All of the credits earned are considered capital expenditures for the acquisition of such data. Management anticipates positive cash flow from operations in 2002, even after the anticipated capital expenditures for 2002. Thus, with the Company's available cash reserves and cash flow, management does not anticipate a need for additional capital during 2002 except for possible future acquisitions.

     The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. In addition, any future acquisitions by the Company would likely require additional financing.

NEW ACCOUNTING PRONOUNCEMENTS

            In November 2001, the FASB issued EITF Issue No. 01-14 Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. The EITF Issue No. 01-14 concluded that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. EITF Issue No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent and No. 00-10 Accounting for Shipping and Handling Fees provided the principal support for the conclusions. This pronouncement is effective for financial reporting periods beginning after December 15, 2001 and requires that comparative financial statements for prior periods be reclassified to comply with the guidance in the staff announcement. The Company received approximately $5.4 million and $5.2 million for reimbursements in the years ended 2001 and 2000, respectively.

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

       As of the date of adoption (January 1, 2002), the Company will have unamortized goodwill in the amount of $69.6 million and unamortized identifiable intangible assets in the amount of $15.4 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $4.7 million and $11.0 million for the year ended December 31, 2000 and December 31, 2001, respectively.

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

                NAME                      AGE                           POSITION
                -----                     ---                           --------
John S. Suhler......................       58         Chairman of the Board and Director
Ian L. M. Thomas....................       64         President, Chief Executive Officer and Director
John J. Veronis.....................       74         Director
Jeffrey T. Stevenson................       41         Director
Scott Troeller......................       33         Director
Jeffrey Tannenbaum..................       39         Director
John Rolfe..........................       33         Director
Steven J. Hunt......................       57         Chief Financial Officer and Treasurer
Brian A. Meyer......................       41         General Counsel and Secretary
Wayne Gregus........................       53         Director, Business Development
Richard A. Wimbish..................       58         President and Chief Executive Officer of TISI
W. Michael Goodwin..................       51         President and Chief Executive Officer of ExpoExchange
William Newman......................       52         President and Chief Executive Officer of GEM/ Atwood

     John S. Suhler is serving as the Chairman of the Board of Directors since 1997. Mr. Suhler co-founded the ultimate parent entity of the Company, VSS, in 1981, and certain other affiliates of the Company, such as VS&A Communications Partners I, L.P. ("VS&A Fund I") in 1987, VS&A Fund II in 1994 and VS&A Communications Partners III, L.P. ("VS&A Fund III") in 1999, with Mr. Veronis. VSS is the Company's ultimate parent entity. Mr. Suhler currently is President and Co-Chief Executive of VSS and is a Founding General Partner of VS&A Fund I. Prior to forming VSS, Mr. Suhler was a Corporate Vice President of CBS and President of CBS Publishing Group.

     Ian L. M. Thomas is serving as the Company's President, Chief Executive Officer and Director since 1997. Mr. Thomas was previously employed as a Managing Director at VS&A. Until June 15, 1998, Mr. Thomas' services were provided to the Company by VSS, with whom Mr. Thomas had an employment arrangement, and the Company reimbursed VSS for such services at cost. On June 15, 1998, Mr. Thomas entered into an employment agreement which provides for his employment as President, Chief Executive Officer and a Director through October 2002. Prior to his employment at VSS, Mr. Thomas completed a 24-year career at Reed Elsevier plc, where he served as Chairman and Chief Executive Officer of Reed Telepublishing Ltd. and as a member of the Board of Directors of both Reed Elsevier plc and Reed International plc.

     John J. Veronis is serving as a Director since 1997. Mr. Veronis co-founded VSS in 1981, VS&A Fund I in 1987, VS&A Fund II in 1994 and VS&A Fund III in 1999, with Mr. Suhler. Mr. Veronis currently is Chairman and Co-Chief Executive of VS&A and is a Founding General Partner of VS&A Fund I. Prior to forming VSS, Mr. Veronis co-founded Psychology Today and its parent company, CRM; served as President of Curtis Magazines and Publisher of its Ladies Home Journal and was a general corporate executive at Interpublic Group of Companies.

     Jeffrey T. Stevenson is a Director of the Company since 1997. Mr. Stevenson has served as President and General Partner of VS&A Fund III since February 1999, as President and General Partner of VS&A Fund II since November 1994 and as President of VS&A Fund I since 1989. Mr. Stevenson joined VSS in 1982 and prior to joining VS&A Fund I was Executive Vice President of VS&A in charge of corporate finance. In December 2001 Mr. Stevenson was named a co-CEO of VSS along with Messers. Veronis and Suhler.

     Scott Troeller is serving as a Director of the Company since 1997. Mr. Troeller is a General Partner of VS&A since 2000, was previously Managing Director and Principal and joined VS&A Communications Partners, L.P. in July 1996. From 1991 through 1996 Mr. Troeller was an investment banker at JP Morgan & Co.

     Jeffrey Tannenbaum is serving as a Director of the Company since 1997. Mr. Tannenbaum founded Fir Tree Partners, a private investment firm which owns approximately 35.6% of our Company's stock, in January 1994. From 1988 through 1993, Mr. Tannenbaum was an investment professional at Kohlberg & Co., a corporate acquisition firm.

     John Rolfe is serving as a Director of the Company since 1997. Mr. Rolfe is a co-founder of Argand Capital Advisors, a private investment firm. From 1997 through 1999, Mr. Rolfe was an investment professional with Fir Tree Partners. Prior to joining Fir Tree, Mr. Rolfe was an investment banker with Donaldson, Lufkin & Jenrette specializing in media and communications.

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

                           SUMMARY COMPENSATION TABLE


                                                                ANNUAL
                                                           COMPENSATION (1)
                                                           ----------------
                                                                                 ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR       SALARY      BONUS (2)    COMPENSATION (3)
---------------------------               ----      --------     ---------    ----------------
Ian L.M. Thomas (4)                       2001      $200,000     $      -          --
President and Chief Executive Officer     2000       190,000      157,700          --
                                          1999       185,000      185,000          --

Steven J. Hunt                            2001      $200,000     $      -        $6,800
Chief Financial Officer                   2000       190,000       95,000         6,800
                                          1999       185,000      107,500        66,854

Brian A. Meyer                            2001      $190,000     $      -        $6,800
General Counsel                           2000       175,000      100,000         6,800
                                          1999       170,000      100,000         6,400

Richard Wimbish                           2001      $190,000     $      -        $6,800
President, TISI                           2000       185,000       74,500         6,800
                                          1999       180,000       61,200         6,400

Michael Goodwin                           2001      $186,731     $      -        $6,800
President/COO ExpoExchange                2000       180,000       79,200         6,800
                                          1999       169,808       54,400         6,400

---------------
(1) No cash compensation other than the annual amounts described was paid to any of the named executives attributable to the periods shown.
(2)  Includes bonuses earned for the year, even if paid in another year.
(3) These amounts include the total value of the Company's contributions made or accrued to the Company's 401(k) plan. All such persons are 100 percent vested in their accounts under the Company's plan. In the case of Mr. Hunt, this includes relocation expenses paid of $60,454 paid in 1999.
(4) Mr. Thomas served as President and Chief Executive Officer from October 9, 1997. Until Mr. Thomas' U.S. Visa was transferred from VSS to the Company, Mr. Thomas' services were provided to the Company by VSS, with whom Mr. Thomas had an employment arrangement, and the Company reimbursed VSS for such services at cost. On June 15, 1998, Mr. Thomas entered into an employment agreement with the Company that provides for his employment through October 2002.

     OPTIONS. The Company did not grant any options during 2001, 2000, and 1999. ExpoExchange issued unit options in 2000. The Company never granted any stock appreciation rights. In 1997, the Company terminated all stock option plans, except for the Company's 1994 Incentive Stock Plan, under which Mr. Wimbish was granted options exercisable into 16,750 shares of common stock (1,675 shares after giving effect to a 10-for-1 reverse stock split effected in 1998). The plan will survive solely with respect to such options and no further options are outstanding, or will be granted, under such plan.

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

     EMPLOYMENT AGREEMENTS. The Company is subject to employment agreements with certain directors, officers or key employees, as follows:

     Ian L.M. Thomas is President and Chief Executive Officer and a Director of the Company. Until Mr. Thomas' U.S. Visa was transferred from VSS to the Company, Mr. Thomas' services were provided to the Company by VSS, with whom Mr. Thomas had an employment arrangement, and the Company reimbursed VSS for such services at cost. On June 15, 1998, Mr. Thomas entered into an employment agreement with the Company that provides for his employment through October 2002 at a base salary of $175,000 per year, with annual increases based upon the Consumer Price Index, plus a bonus (of up to 100% of his base salary) based upon certain performance targets. Mr. Thomas also participates in the Company's Chief Executive Officer Equity Appreciation Plan and Supplemental Chief Executive Officer Equity Appreciation Plan. See "--Phantom Stock Plans."'

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

     Wayne Gregus was hired by the Company on December 31, 1999 to serve as Director, Business Development. Mr. Gregus entered into an employment agreement as of December 31, 1999 which provides for his employment through December 31, 2002 at a base salary of $165,000 annually, with annual increases based upon the Consumer Price Index, and various incentives and bonus opportunities, including participation in the Company's Corporate Executive Equity Appreciation Plan.

     Richard A. Wimbish entered into a new employment agreement with TISI as of January 1, 1998 which provides for his employment through December 31, 2000 (with automatic one-year extensions thereafter) as President and Chief Operating Officer of TISI at a base salary of $175,000 annually, with annual increases based upon the Consumer Price Index, and various incentives and bonus opportunities, including participation in the Company's Key Executive Equity Appreciation Plan. Mr. Wimbish continues to hold options granted under the Company's 1994 Incentive Stock Plan, 1,675 shares of common stock (before stock splits) are issuable upon exercise of such options, 1,000 of which have an exercise price of $13.874 per share and 675 of which have an exercise price of $4.25 per share. The Company's 1994 Incentive Stock Plan, under which such options were granted, therefore will survive (solely with respect to such options).

     W. Michael Goodwin was hired by the Company in December 1996, to serve as President and Chief Executive Officer of the predecessors of both Atwood and Galaxy. After a full-time Chief Executive Officer was hired for Atwood, Mr. Goodwin relinquished his position with Atwood and became the full-time Chief Executive Officer of Galaxy. Mr. Goodwin entered into an employment agreement as of January 1, 1998 which provided for his employment through December 31, 2000 as President and Chief Executive Officer of Galaxy Registration, LLC at a base salary of $165,000 annually, with annual increases based upon the Consumer Price Index, and various incentives and bonus opportunities. Effective as of June 1, 2000, Mr. Goodwin's employment agreement was amended to increase the base salary to $180,000 annually and to extend the term until May 31, 2003. At that time, Mr. Goodwin ceased to participate in the Company's Key Equity Appreciation Plan and was granted options in ExpoExchange's Unit Option Plan. Subsequent to December 31, 2001, outstanding options under the Unit Option Plan were cancelled in exchange for reinstatement of full value under the Key Equity Appreciation Plan. Mr. Goodwin is currently the President and Chief Executive Officer of ExpoExchange.

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

PHANTOM STOCK PLANS

     The Company has established a Key Executive Equity Appreciation Plan (the "Key Executive Phantom Stock Plan") for executives of the Company. Pursuant to the Key Executive Phantom Stock Plan, executives can be awarded Equity Appreciation Units ("Units") which constitute a "phantom" equity interest in any appreciation in the value of the equity of the Company above the $59.6 million originally invested by VS&A-TOIC and Fir Tree in the Company and Holdings LLC (the "Equity Appreciation") payable only in the event of a change in control of the Company, as defined, or termination event, as defined. Effective as of October 1, 2000, the Units vest at the rate of 33.3% per year, provided that the executive remains an employee of the Company and the annual EBITDA budget for the Company is achieved (or, if not achieved, that 110% of the annual EBITDA budget for the next year is achieved). Messrs. Wimbish and Newman were awarded Units equal to .5% and .4%, respectively each of the Equity Appreciation under the Key Executive Phantom Stock Plan. Until June 1, 2000, Mr. Goodwin participated in the Key Executive Phantom Stock Plan. Effective June 1, 2000, Mr. Goodwin was granted options in ExpoExchange and his participation in the Key Executive Phantom Stock Plan ceased and the amount of his payment upon a change of control was fixed at $186,185. Subsequent to December 31, 2001, outstanding options under the Unit Option Plan were cancelled in exchange for reinstatement of full value under the Key Equity Appreciation Plan.

     Ian L.M. Thomas, President and Chief Executive Officer of the Company, was awarded Units equal to 2.5% of the Equity Appreciation under the Chief Executive Officer Equity Appreciation Plan, which Units vest 20% per year over five years, provided that Mr. Thomas remains an employee of the Company. Mr. Thomas was awarded Units equal to an additional 2.5% of the Equity Appreciation under the Supplemental Chief Executive Officer Equity Appreciation Plan, which Units vest 100% upon a Change of Control (as defined in the Supplemental Chief Executive Officer Equity Appreciation Plan), in the event that VS&A-TOIC has received an internal rate of return on its investment in the common stock of greater than 20% per annum.

     Mr. Hunt, Chief Financial Officer of the Company, Mr. Meyer, General Counsel of the Company, and Mr. Gregus, Director - Business Development, were awarded Units equal to 1.5%, 1% and .3%, respectively, of the Equity Appreciation under the Corporate Executive Equity Appreciation Plan (together with the Key Executive Phantom Stock Plan, the Chief Executive Officer Equity Appreciation Plan and the Supplemental Chief Executive Officer Equity Appreciation Plan, the "Phantom Stock Plans"), which Units vest 20% per year over five years, provided, in each case, that such individual remains an employee of the Company. Subsequent to December 31,2001, Messrs. Hunt, Meyer and Gregus were awarded additional Units equal to .2%, .7% and.1%, respectively, of the Equity Appreciation.

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

     The maximum number of Units issuable under the Phantom Stock Plans would constitute approximately 12.5% of the common equity interests of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      VS&A-TOIC and Fir Tree own approximately 64.4% and 35.6% of the Company's common stock, respectively. VS&A-TOIC is controlled by VS&A Communications Partners II, L.P. ("VS&A Fund II"), a private equity fund affiliated with Veronis, Suhler & Stevenson, Inc. ("VSS") (formerly Veronis, Suhler & Associates, inc.), a merchant banking firm specializing in the media and communications industry. Other investors in VS&A-TOIC include two institutional investors and an affiliate of Ian L. M. Thomas, the President and Chief Executive Officer of the Company. At December 31, 2001 VS&A-TOIC held 72,367 shares (or approximately 64.4%) and Fir Tree held 40,000 shares (or approximately 35.6%) of the common stock of the Company, constituting all of the Company's outstanding common stock. No directors or executive officers of the Company beneficially own any shares of the common stock. An affiliate of Ian L.
M. Thomas, President and Chief Executive Officer of the Company, has invested $750,000 to purchase 1.95% of VS&A-TOIC.

NAME AND ADDRESS                             AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                          BENEFICIAL OWNERSHIP           PERCENT OF CLASS
-------------------                          --------------------           ----------------
VS&A-TOIC, LLC                                      72,367                        64.4%
350 PARK AVENUE
NEW YORK, NEW YORK 10022

FIR TREE VALUE FUND LP.                             36,000                        32.0%
535 5TH AVENUE, 31ST FLOOR
NEW YORK, NEW YORK  10017

FIR TREE INSTITUTIONAL VALUE FUND L.P.
535 5TH AVENUE, 31ST FLOOR                           4,000                         3.6%
NEW YORK, NEW YORK  10017                            -----                       ------
                                                   112,367                       100.0%
                                                   -------                       ------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS AGREEMENT

     VS&A-TOIC, Fir Tree (each, a "Stockholder") and the Company are parties to a Stockholders Agreement (the "Stockholders Agreement"), dated as of October 9, 1997, with respect to the management of the Company and their ownership of shares of the common stock.

     The Stockholders Agreement provides each Stockholder the right to "tag" along on any sale of shares by the other Stockholder, provides to VS&A-TOIC the right to "drag" along Fir Tree on any sale of all of the common stock and provides preemptive rights to each Stockholder.

     The Stockholders Agreement provides that VS&A-TOIC and Fir Tree will vote for a board consisting of a majority of members designated by VS&A-TOIC and a number of Fir Tree designees in proportion to Fir Tree's ownership of common stock. The Board of Directors of the Company currently consists of seven members, five designated by VS&A-TOIC and two designated by Fir Tree. Fir Tree has the right to appoint a third nominee if it so desires.

     The Stockholders Agreement provides that certain actions require approval by a majority of the Fir Tree designees on the Board, including an amendment of the Certificate of Incorporation or By-Laws, a transaction with VS&A-TOIC or an affiliate, and certain borrowings or management equity plans pursuant to which management receives more than 10% of the common equity interests of the Company.

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

     In 1999, VSS was paid a monitoring fee of $90,000 and fees of $534,000 in connection with advisory services provided to the Company with respect to the acquisitions of ITS and RSI, and the disposition of Corsearch. In 2000, VSS was paid a monitoring fee of $90,000 and fees of $670,000 in connection with advisory services provided to the Company with respect to the acquisitions of STA, USMA and e-Products Division of 3MC. In 2001, VSS was paid a monitoring fee of $90,000 and fees of $24,750 in connection with advisory services provided to the Company with respect to the acquisitions of the CJPG assets. Approximately 18% of both such fees were shared with Fir Tree pursuant to the Stockholders Agreement. At December 31, 2001 the Company had a $75,000 loan outstanding from VS&A-TOIC for payment of tax withholdings in connection with distributions of income to a member of VS&A-TOIC that is a foreign entity.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this Report:

     (1) Consolidated Financial Statements and Independent Auditors' Reports included herein:
         See Index on page F-1
     (2) Financial Statement Schedule:
         The Financial Statement Schedules are omitted as they are inapplicable or the required information is furnished in the Consolidated Financial Statements of the Company or the Notes thereto.
     (3) List of Exhibits:

EXHIBIT
NUMBER                                                 DESCRIPTION
------                                                 -----------
  2.1          Stockholders Agreement dated as of March 15, 2000 among TISI Holdings, Inc., The Official
               Information Company and the other signatories thereto (incorporated herein by reference to
               Exhibit 2.3 to the Company's Current Report on Form 8-K dated March 15, 2000).
  3.1          Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the period ended
               December 31, 1997 (the "1997 Form 10-K"))
  3.2          Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit
               2.1 to the Company's Registration Statement on Form S-4 dated February 10, 1998 (the
               "Registration Statement"))
  4.1          Indenture, dated as of October 29, 1997, by and among T/SF Communications Corporation, the
               Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement)
  4.2          Form of Supplemental Indenture, by and among T/SF Communications Corporation, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.1(a) to the Registration Statement)
  4.3          Form of New Note (included in Indenture filed as Exhibit 4.1)
 10.1          Credit Agreement, dated as of October 9, 1997, among T/SF Communications Corporation and
               First Union Corporation (as Lender and Agent) (incorporated herein by reference to Exhibit
               10.2 to the Registration Statement)
 10.1(a)       Second Amendment to Credit Agreement and Consent dated as of February 1, 2001 (incorporated by reference to Exhibit 10.1(a) of the Company's Annual Report on Form 10-K for the period ended December 31, 2000) (the "2000 10-K").
 10.1(c)       Third Amendment to Credit Agreement dated as of June 8,2001 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001).
 10.2          Security Agreement, dated as of October 9, 1997, among T/SF Communications Corporation, the
               Guarantors (as defined therein) and First Union National Bank  (incorporated herein by reference to Exhibit 10.3 to the Registration Statement)
 10.3          Stock Pledge Agreement, dated as of October 9, 1997, made by VS&A-T/SF, Inc. and Fir Tree
               Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., and Fir Tree Value Partners, LDC,
               in favor of First Union National Bank  (incorporated herein by reference to Exhibit 10.4 to the Registration Statement)
 10.4          Stock Pledge Agreement, dated as of October 9, 1997, made by T/SF Communications Corporation in favor of First Union National Bank  (incorporated herein by reference to Exhibit 10.5 to the Registration Statement)
 10.5          Stock Pledge Agreement, dated as of October 9, 1997, made by T/SF Holdings, LLC, in favor of First Union National Bank  (incorporated herein by reference to Exhibit 10.6 to the
               Registration Statement)
 10.6          Stock Pledge Agreement, dated as of October 9, 1997, made by Atwood Convention Publishing,
               Inc., Galaxy Registration, Inc., G.E.M. Communications, Inc., Transportation Information
               Services, Inc., T/SF Investment Co. and T/SF of Nevada, Inc., in favor of First Union
               National Bank  (incorporated herein by reference to Exhibit 10.7 to the Registration Statement)

 10.7           Employment Agreement by and between William Newman and Atwood Publishing, LLC, dated as of
                June 22, 1998 (incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 1998).
 10.9           Employment Agreement by and between Richard A. Wimbish and Transportation Information Services,
                Inc., dated as of January 1, 1998  (incorporated herein by reference to Exhibit 10.8 to the
                Registration Statement)
 10.10          Form of Employment Agreement by and between Ian L.M. Thomas and T/SF Communications Corporation
                (incorporated herein by reference to Exhibit 10.9 to the Registration Statement)
 10.10(a)       Letter Agreement, dated October 9, 1997, by and between VS&A Communications Partners, II, L.P.,
                Veronis, Suhler & Associates, Inc. and Ian L.M. Thomas  (incorporated herein by reference to
                Exhibit 10.9(a) to the Registration Statement)
 10.11          Employment Agreement by and between Steven J. Hunt and T/SF Communications Corporation, dated as of November 10, 1997  (incorporated herein by reference to Exhibit 10.10 to the Registration
                Statement)
 10.11(a)       Amendment dated January 1, 2000 to Employment Agreement by and between Steven J. Hunt and The
                Official Information Company (incorporated herein by reference to Exhibit 10.11(a) to the
                Company's Annual Report on Form 10-K for the period ended December 31, 1999 (the "1999 Form 10-K"))
 10.12          Employment Agreement by and between Brian A. Meyer and T/SF Communications Corporation, dated as of November 10, 1997  (incorporated herein by reference to Exhibit 10.11 to the Registration
                Statement)
 10.12(a)       Amendment dated January 1, 2000 to Employment Agreement by and between Brian A. Meyer and The
                Official Information Company  (incorporated herein by reference to Exhibit 10.12(a) to the 1999
                Form 10-K)
 10.13          Amended and Restated Employment Agreement by and between Michael Goodwin and Galaxy Registration,
                LLC, dated as of June 1, 2000 (incorporated by reference to Exhibit 10.13 of the 2000 10-K).
 10.14          T/SF Communications Corporation Chief Executive Officer Equity Appreciation Plan  (incorporated herein by reference to Exhibit 10.14 to the Registration Statement)
 10.15          T/SF Communications Corporation Supplemental Chief Executive Officer Equity Appreciation Plan
                (incorporated herein by reference to Exhibit 10.15 to the Registration Statement)
 10.16          The Official Information Company Corporate Executive Equity Appreciation Plan (incorporated herein by reference to Exhibit 10.16 to the 1999 Form 10-K)
 10.17          The Official Information Company Amended and Restated Key Executive Equity Appreciation Plan
                (incorporated by reference to Exhibit 10.17 of the 2000 10-K).
 10.18          Stockholders' Agreement, dated as of October 9, 1997, among T/SF Communications Corporation,
                VS&A-T/SF, L.L.C. and Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P. and Fir
                Tree Value Partners, LDC  (incorporated herein by reference to Exhibit 10.18 to the Registration
                Statement)
 10.19          T/SF Communications Corporation 1994 Incentive Stock Plan (incorporated herein by reference to
                Exhibit A to the Registrant's Proxy Statement for Annual Meeting of Stockholders dated May 23,
                1994)
 10.20          T/SF Communications Corporation and T/SF Holdings, LLC Key Employee Bonus Plan (incorporated herein by reference to Exhibit 10.29 to the Registration Statement)
 10.21          Voting Agreement dated as of February 6, 1998 among the Company and certain subsidiaries
                (incorporated by reference to Exhibit 10.27 of the 1997 Form 10-K)
 10.22          Employment Agreement by and between Wayne Gregus and The Official Information Company
                (incorporated herein by reference to Exhibit 10.27 to the 1999 Form 10-K)
 12*            Statement re: computation of ratios
 21*            Subsidiaries of the Company

* Filed herewith.

     (b) Reports on Form 8-K
         None

                          INDEX TO FINANCIAL STATEMENTS
                        THE OFFICIAL INFORMATION COMPANY


                                                                          PAGE
                                                                          ----
Independent auditors' report  F-2

Consolidated balance sheets as of December 31, 2001 and 2000              F-3

Consolidated statements of operations and comprehensive income for
     the years ended December 31, 2001, 2000 and 1999                     F-5

Consolidated statements of changes in stockholders' deficit for
     the years ended December 31, 2001, 2000 and 1999                     F-6

Consolidated statements of cash flows for the years ended
     December 31, 2001, 2000 and 1999                                     F-7

Notes to consolidated financial statements                                F-9

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
The Official Information Company:


We have audited the accompanying consolidated balance sheets of The Official Information Company, as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, changes in stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Official Information Company, as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years of the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                            /s/ KPMG LLP


New York, New York
March 1, 2002

                        THE OFFICIAL INFORMATION COMPANY

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                           DECEMBER 31, 2001 AND 2000

                   ASSETS                                               2001            2000
                   ------                                               ----            ----
Current assets:
    Cash and cash equivalents                                         $  1,921        $    795
    Accounts receivable, less reserve for doubtful accounts
        of $880 in 2001 and $1,378 in 2000                              23,562          27,640
    Inventories                                                            100             121
    Deferred tax assets                                                      -             288
    Other current assets                                                 8,111           2,859
                                                                      --------        --------

          Total current assets                                          33,694          31,703

Notes receivable and investments                                           163             679

Property and equipment, at cost                                         41,363          34,400
    Less accumulated depreciation                                       24,857          19,481
                                                                      --------        --------
          Property and equipment, net                                   16,506          14,919

Intangibles and other assets, net                                       89,222         110,037
                                                                        ------        --------

                                                                      $139,585        $157,338
                                                                      ========        ========





See accompanying notes to consolidated financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                           DECEMBER 31, 2001 AND 2000


     LIABILITIES AND STOCKHOLDERS' DEFICIT                         2001              2000
     -------------------------------------                         ----              ----
Current liabilities:
    Accounts payable                                            $   6,795          $  4,757
    Accrued liabilities                                            15,950            17,113
    Deferred revenue                                                5,353             7,235
    Customer deposits                                              14,731            15,398
    Current portion of long-term debt                                   -                31
                                                                ---------          --------

         Total current liabilities                                 42,829            44,534

Long-term debt, less current portion                               98,500            99,054
Long-term credit facility                                          31,181            17,189
Deferred income tax liability                                       2,935                 -
Other liabilities                                                     755               719
Minority interest                                                   2,192            36,229

Stockholders' deficit:
    Common stock, $.10 par value, 150,000
        shares authorized, 112,367 issued and outstanding              42                42
    Additional paid-in capital                                     56,497            56,497
    Accumulated other comprehensive income                            179               255
    Retained earnings                                              18,951            17,295
                                                                ---------          --------
                                                                   75,669            74,089
    Treasury stock                                               (114,476)         (114,476)
                                                                ---------          --------

         Total stockholders' deficit                              (38,807)          (40,387)
                                                                ---------          --------

                                                                $ 139,585          $157,338
                                                                -========          ========


See accompanying notes to consolidated financial statements.



                        THE OFFICIAL INFORMATION COMPANY

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001            2000           1999
                                                                ----            ----           ----
Revenues, net                                                 $130,924        $136,682       $107,709

Costs and expenses:
    Operating costs                                             58,354          62,110         48,435
    General and administrative                                  40,865          44,960         34,046
    Depreciation and amortization                               24,970          19,717         10,998
                                                                ------        --------       --------
            Operating income                                     6,735           9,895         14,230

Other income (expense):
    Interest and other income (expense)                            (48)            939             84
    Interest expense                                           (12,284)        (11,580)       (10,792)
    (Loss) gain on sale of subsidiary                                -             (59)         4,842
     Write down of investment                                        -          (4,518)             -
                                                              --------        --------       --------
    (Loss) income before minority interest
    and income taxes                                            (5,597)         (5,323)         8,364

Minority interest in loss (earnings) of consolidated
  subsidiaries                                                  10,149           5,160           (455)
Income tax benefit (expense)                                    (2,896)            449         (2,944)
                                                              --------        --------       --------

         Net income                                              1,656             286          4,965
Other comprehensive (loss) income                                  (76)            255              -
                                                              --------        --------       --------
Total comprehensive income                                      $1,580            $541       $  4,965
                                                              ========        ========       ========



See accompanying notes to consolidated financial statements.




                        THE OFFICIAL INFORMATION COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                          2001           2000            1999
                                                          ----           ----            ----
Common stock:
    Balance at beginning of year                         $   42         $   42           $  42
                                                         ------         ------           -----
    Balance at end of year                                   42             42
                                                         ------         ------
                                                                                            42

Additional paid-in capital:
    Balance at beginning of year                         56,497         48,197          48,197
    Issuance of common stock in subsidiary                    -          8,300               -
                                                         ------         ------          ------
    Balance at end of year                               56,497         56,497          48,197
                                                         ------         ------          ------

Retained earnings:
    Balance at beginning of year                         17,295         17,009          12,044
    Net income                                            1,656            286           4,965
                                                         ------         ------          ------
    Balance at end of year                               18,951         17,295          17,009
                                                         ------         ------          ------

Accumulated other comprehensive income:
     Balance at beginning of year                           255              -               -
     Foreign currency translation (loss) gain               (76)           255               -
                                                            ---            ---          ------
     Balance at end of year                                 179            255               -
                                                            ---            ---          ------

Treasury stock:
    Balance at beginning of year                       (114,476)      (114,476)       (114,476)
                                                        --------       -------         -------
    Balance at end of year                             (114,476)      (114,476)       (114,476)
                                                        --------       -------         -------

Total stockholders' deficit                            $(38,843)      $(40,387)       $(49,228)
                                                       =========      ========        ========

Common shares outstanding:
    Balance at beginning of year                        112,367        112,367         112,367
                                                        -------        -------         -------

    Balance at end of year                              112,367        112,367         112,367
                                                        =======        =======         =======



See accompanying notes to consolidated financial statements.



                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                               `                                             2001             2000             1999
                                                                             ----             ----             ----
Cash flows from operating activities:
     Net income                                                             $1,656             $ 286          $ 4,965

    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                      24,970            19,717           10,998
         Loss (gain) on sale of subsidiary                                       -                59           (4,842)
         Loss on sale of assets                                                 95                26               19
         Write down of investment                                                -             4,518                -
         Deferred income taxes                                               2,522            (3,035)           1,308
         Minority interest                                                  (5,886)           (5,160)             455
         Changes in assets and liabilities, net of effect of
         acquired companies:
           Accounts receivable and refundable
               income taxes                                                  4,777            (3,250)            (149)
           Inventories                                                          22                70               40
           Current notes receivable and other
               current assets                                               (4,868)             (210)            (556)
           Other assets                                                     (5,174)                -                -
           Accounts payable and accrued liabilities                          2,031             1,819            4,924
           Deferred revenue                                                 (2,080)              314             (104)
           Customer deposits                                                  (667)            1,154           (2,936)
           Other liabilities                                                (1,235)              (72)             256
                                                                            ------            ------           ------
                Total adjustments                                           14,507            15,950            9,413
                                                                            ------            ------           ------
        Net cash provided by operating activities                           16,163            16,236           14,378
                                                                            ------            ------           ------
Cash flows from investing activities:
    Collections on contract and notes receivable                                16                37                7
    Proceeds from sale (purchase of) equity investments                        500            (5,000)             828
    Capital expenditures                                                    (9,862)           (7,570)          (6,692)
    Proceeds from sale of subsidiary                                             -                 -           20,000
    Purchase of minority interest                                          (15,500)                -                -
    Payments for acquisitions, net of cash acquired                         (3,633)          (28,230)         (20,461)
    Payments on deferred contract and other liabilities                         36              (187)            (151)
                                                                            ------            ------           ------
        Net cash used in investing activities                              (28,443)          (40,950)          (6,469)
                                                                            ------            ------           ------


                                                          Continued on next page




                        THE OFFICIAL INFORMATION COMPANY

                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                            2001               2000            1999
                                                                            ----               ----            ----
Cash flows from financing activities:
    Borrowing under long-term debt                                       $       -          $       -       $     590
    Principal payments of long-term debt                                      (586)            (3,842)         (2,215)
    Net borrowings under (repayments of) line of credit                     13,992             (2,811)         20,000
    Minority interest                                                            -                  -           2,000
                                                                            ------             ------          ------
      Net cash provided by (used in) financing activities                   13,406             (6,653)         20,375
                                                                            ------             ------          ------

Net increase (decrease) in cash and cash equivalents                         1,126            (31,367)         28,284

Cash and cash equivalents at beginning of year                                 795             32,162           3,878
                                                                             -----             ------          ------

Cash and cash equivalents at end of year                                    $1,921             $  795       $  32,162
                                                                            ======             ======       =========
Supplemental disclosure of cash flow information:
    Cash paid for:
        Interest                                                         $  12,238          $  11,457        $ 10,411
        Income taxes                                                         1,477              3,161             216
                                                                         ---------          ---------           -----
                                                                         $  13,715          $  14,618        $ 10,627
                                                                         =========          =========        ========
    Non-cash transactions:
        Receivable relating to sale of subsidiary                                -                  -        $  1,588
        Note given on acquisition                                                -                  -        $  3,780
        LLC units issued to TMC                                                  -          $  30,000               -
        Stock of TISI issued to sellers of USMA                                  -          $   8,300               -
        LLC units of GEM issued to sellers of CJPG                        $  1,850                  -               -


See accompanying notes to consolidated financial statements.



                        THE OFFICIAL INFORMATION COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


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

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and controlled affiliates. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest at December 31, 2001 consists of the equity interests in TOIC Holdings LLC owned by VS&A-TOIC, Fir Tree Value Fund LP and Fir Tree Institutional Value Fund LP; non-voting equity interest in ExpoExchange, LLC (ExpoExchange) held by two individual sellers of International Travel Services, LLC; non-voting equity interest in Total Information Services, Inc. (TISI) held by several individual sellers of United States Mutual Association and non-voting equity interest in GEM Communications, LLC (GEM), held by several individual sellers of Casino Journal Publishing Group.

       INVENTORIES

       Inventories are recorded at the lower of cost or market determined either on a first-in, first-out or average cost methods.

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



       INTANGIBLES AND OTHER ASSETS

       Intangibles and other assets include mainly goodwill and other intangible assets related to acquisitions and truck driver employment history files. These files are valued at the fair value of credits granted to trucking companies for access to driver databases. These assets consist of the following:

                                                                       December 31,
                                             Amortization       ---------------------------
                                                Period             2001            2000
                                                ------             ----            ----
                                                                      (In thousands)
        Goodwill                              3-30 years          $97,311        $106,083
        Employment information costs             4 years            3,785           3,698
        Customer lists                           3 years            6,900           6,900
        Developed technology                     3 years            8,150           8,150
        Debt financing costs                  4-10 years            4,050           3,852
        Other                                    Various            4,782           5,456
                                                                    -----           -----
                                                                  124,978         134,139

        Accumulated amortization                                  (35,756)        (24,102)
                                                                  -------        --------
        Net intangibles and other assets                          $89,222        $110,037
                                                                  =======        ========

       The Company's policy is to recognize an impairment of the carrying value of goodwill when management's best estimate of undiscounted future cash flows over the remaining amortization period is less than the carrying amount. Under this method, in 1999, the Company determined that its investment in a trade show acquired in 1998 had become permanently impaired. Accordingly, during the fourth quarter of 1999, the Company wrote off the balance of its investment ($1.8 million), which is included in depreciation and amortization in 1999.

       Depreciation and amortization in 2000 included additional amortization of $618,000, recorded in the third quarter of 2000, resulting from the Company's decision to reduce the period of amortization from 15 to 10 years for intangible assets associated with the 1998 acquisition of a UK subsidiary, and on the basis of an independent valuation, to shorten the period of amortization for certain identified intangible assets related to the acquisition of ITS. During the fourth quarter of 2000, the Company determined that certain intangible assets related to a foreign subsidiary and a domestic acquisition had become impaired. Accordingly, the Company reduced the net carrying value of these assets by $983,000, which is included in depreciation and amortization in 2000. During the fourth quarter of 2001, the Company determined that certain intangible assets related to domestic acquisitions had become impaired. Accordingly, the Company reduced the net carrying value of these assets by $3.0 million, which is included in depreciation and amortization in 2001.

       Other assets as of December 31,2001 includes $4.3 million representing the cumulative unpaid 11% preferred return due from the LLC's under the Limited Liability Company Operating Agreement dated as of February 6,1998.

       TRANSLATION OF FOREIGN CURRENCY

       The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date and are recorded in the translation adjustment account. Translation gains and losses were not significant prior to the year ended December 31, 2000. Aggregate foreign currency transaction gains and losses are included in determining net income.


       REVENUE RECOGNITION

       Information Services revenues are recognized when the research is completed and reports are transmitted to the customer. The cost of charges from state motor vehicle record departments or other agencies, which are incurred by the Company as an agent for its customers, are netted against revenue. As provided in the agreements with customers, the Company charges a fee for its services.

       Exposition services revenues are recognized when the services are provided.

       Advertising revenues from publishing are recognized when each publication is published and distributed. Subscription revenue is recognized ratably over the subscription period.

       Reimbursements for direct charges are included as a component of operating costs.

       INCOME TAXES

       Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for any portion of the deferred tax assets that are not more likely than not to be realized.

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

       INVESTMENTS

       On April 14, 2000, the Company purchased a 4.7% common equity interest in Third Millennium Communications, Inc. ("3MC") for $5.0 million. This common equity interest was sold back to 3MC for $500,000 on January 19, 2001. The Company recorded a charge of $4.5 million to reflect the decline in value of this investment in its December 31, 2000 financial statements.

       CAPITALIZED SOFTWARE

       In 1998, the Company adopted AICPA Statement of Position ("SOP") No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires certain costs incurred in connection with developing or obtaining internally used software, that previously would have been expensed as incurred, to be capitalized. The adoption of SOP No. 98-1 resulted in


                                      F-11-
       the capitalization of approximately $1.9 million, $419,000 and $229,000 related to software development cost as of December 31, 2001, 2000 and 1999, respectively, which is being amortized on a straight-line basis over three years.

       OTHER CURRENT ASSETS

       Included in other current assets at December 31,2001 are approximately $1.3 million of federal income tax receivables, and $4.2 million of customer deposits held by credit card processors.

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

       COMPREHENSIVE INCOME

       The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in the body of the financial statements. Comprehensive income includes net income as currently reported under generally accepted accounting principles, all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income consisting of net income and foreign currency translation adjustment is presented in the consolidated statements of operations and comprehensive income.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued liabilities, customer deposits, and other liabilities approximates the fair value because of the short maturity of those instruments. The carrying amounts of notes payable (see note 4) approximates the fair value due to these debt instruments having variable interest rates similar to those that are currently available to the Company. The fair value of the Senior Subordinated Notes (see note 4) at December 31, 2001, approximates its carrying value.

       RECLASSIFICATIONS

       Certain 2000 and 1999 account balances have been reclassified to conform to the 2001 consolidated financial statement presentation.

       NEW ACCOUNTING PRONOUNCEMENTS

       In November 2001, the FASB issued EITF Issue No. 01-14 Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. The EITF Issue No. 01-14 concluded



                                      F-12-
       that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. EITF Issues No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent and No. 00-10 Accounting for Shipping and Handling Fees provided the principal support for the conclusions. This pronouncement is effective for financial reporting periods beginning after December 15, 2001 and requires that comparative financial statements for prior periods be reclassified to comply with the guidance in the staff announcement.
       The Company received approximately $5.4 million and $5.2 million for reimbursements in the years ended 2001 and 2000, respectively.

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

       As of the date of adoption (January 1, 2002), the Company will have unamortized goodwill in the amount of $69.6 million and unamortized identifiable intangible assets in the amount of $15.4 million, all of which will be subject to the transition provisions of Statements 141 and
       142. Amortization expense related to goodwill was $4.7 million and $11.0 million for the year ended December 31, 2000 and December 31, 2001, respectively.

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


                                      F-13-

2.     CAPITALIZATION

       Pursuant to a tender offer (the "Tender Offer") completed on October 9,1997 by the Company for its common stock, a purchase consummated on October 9, 1997 (the "Stock Purchase) by a subsidiary of VS&A-TOIC, LLC. ("VS&A-TOIC") of 881,988 shares of common stock, the repurchase consummated on October 9, 1997 by the Company of certain employee stock options (the "Option Repurchase"), a reverse stock split of the shares of common stock consummated on February 27,1998 that resulted in the elimination of all shares of common stock other than those held by VS&A-TOIC and Fir Tree Value Fund, LP, Fir Tree Institutional Value Fund, LP, and Fir Tree Value Partners L.D.C. (collectively, "Fir Tree" and, together with VS&A-TOIC, the "Equity Investors") (together with certain related transactions, the "Second Step Transaction"), and the drop down restructuring consummated on February 27, 1998 (the "Drop Down Restructuring"), in each case the Company was recapitalized and VS&A-TOIC and Fir Tree own approximately 64.4% and 35.6% of the common stock, respectively.

       The Company holds a $45 million preferred equity interest in TOIC Holdings, LLC and its related Operating, LLC's. The preferred equity interest carries an 11% annual distribution and the Company has total voting, operational and management control of Holdings LLC and the Operating LLC's. The Equity Investors purchased common equity interests in Holdings LLC for approximately $4.5 million in the same proportion as their ownership of the common stock of the Company. These common equity interests in Holdings LLC and all earnings or losses in excess of the preferred stockholders' annual distributions are reflected as minority interest.

       The Company has a $40 million Senior Credit Facility which is due and payable at maturity in September 2004. The Company is the obligor on $98.5 million in 10 3/8% Senior Subordinated Notes (the "Subordinated Notes") due November 2007, which are entitled to the benefit of the Indenture and have been registered under the Securities Act.

3.     ACQUISITIONS AND DISPOSITION OF ASSETS

       On April 30, 1999, the Company, through ExpoExchange, acquired substantially all of the assets and assumed substantially all of the liabilities of International Travel Services, LLC ("ITS") for an aggregate purchase price of $22.6 million, plus transaction costs. Of the total purchase price of this transaction, $11.1 million was paid out of proceeds from the Company's line of credit, $2.0 million was paid from a contemporaneous minority equity investment in ExpoExchange by certain former ITS shareholders and the remainder was paid from existing cash. The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $18.9 million. On the basis of an independent appraisal, acquired intangibles are being amortized on a straight-line basis over periods ranging from 2 to 15 years, the expected period of benefit.

       On August 31, 1999, the Company, through TISI, acquired all the stock of Record Search, Inc. ("RSI") for an aggregate purchase price of $12.8 million, plus transaction costs. Of the total purchase price of this transaction, $9.0 million was paid out from existing cash and the balance in the form of a note to be paid over three years. The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $11.5 million, and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years, the expected period of benefit. On August 31, 2000, the Company paid the remaining balance due under the notes in connection with


                                      F-14-
       settlement of certain issues with the sellers of RSI. In connection with this settlement, two sellers, who had also been employees of RSI, terminated their employment with the Company.

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

       On June 1, 2000, the Company, through ExpoExchange, acquired substantially all of the assets of the e-Products division (ExpoEvent Services) of 3MC, in exchange for 6,133,590 non-voting LLC units of Galaxy (the "LLC units") valued at approximately $30.0 million and representing approximately 20% of Holdings LLC's interest in Galaxy. The Company has accounted for these transactions under the purchase method of accounting. As a result of this transaction, the Company recorded approximately $30.0 million increase in minority interest on the issuance of the LLC units. On the basis of an independent valuation, identifiable intangible assets of $6.7 million and goodwill of $23.0 million are being amortized on a straight-line basis primarily over a three-year life.

       On February 2, 2001, the Company acquired the 3MC non-voting units in ExpoExchange for $15.5 million. The Company has subsequently restructured the e-Products Division organization and management and closed its Atlanta office at a cost of approximately $1.4 million, relating principally to severance and contract termination costs, of which approximately $130,000 was unpaid at December 31, 2001.

       Effective January 1, 2001, the Company through GEM Communications, LLC acquired certain assets of Casino Journal Publishing Group ("CJPG") for $2.6 million in cash, subject to certain future working capital adjustments, and 100,000 non-voting LLC units of GEM Communications, LLC, valued at approximately $1.9 million and representing approximately 10% of GEM. During the second quarter 2001 GEM paid an additional $125,000 for certain assets of CJPG and received


                                      F-15-

       $482,000 as a working capital adjustment, and during the third quarter of 2001 paid an additional $250,000 for certain other assets of CJPG. During the fourth quarter 2001 the company determined that a portion of its investment in CJPG had become impaired and recorded a $2.0 million write off of goodwill in recognition of this impairment as additional amortization expense.

       A provision of $627,000 was recorded in December 2001 related to the decision to exit the WGC tradeshow and the related closing of the GEM Norwalk, CT office, none of which had been paid as of December 31, 2001.

       The following unaudited pro forma information is presented as if the Company had completed the acquisitions as of January 1, 2000. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at January 1, 2000, or of the future results of operations.

                                                            For the year
                                                         ended December 31,
                                                        2001           2000
                                                        ----           ----
                                                           (In thousands)
                                                             (Unaudited)
       Revenues                                       $ 130,924      $ 142,541
                                                      ---------      ---------
       Net income                                         1,656            360
                                                      ---------      ---------

4.     LONG-TERM DEBT AND CREDIT FACILITY

       Long-term debt outstanding consists of the following:

                                                                                               DECEMBER 31,
                                                                                     -------------------------------
                                                                                          2001              2000
                                                                                            (In thousands)
         10 3/8% Senior Subordinated Notes, interest payable semi-annually
         with principal due at maturity in 2007 (A).                                    $98,500           $98,500

         Building mortgage dated June 27, 1996, including interest at 10% per annum, payable in monthly installments of $5, with the balance due
         July 1, 2003                                                                         -               498

         Building mortgage dated June 13, 1996, payable monthly, including
         interest at 10.5 % per annum, through July 1, 2006                                   -                81

         Capital lease obligation                                                             -                 6
                                                                                        -------           -------
                                                                                         98,500            99,085
         Less portion due within one year                                                     -               (31)
                                                                                        -------           -------
                                                                                        $98,500           $99,054
                                                                                        =======           =======

       The entire $98,500 balance of long-term debt becomes due in 2007.

       (A) The Company is the obligor on $98.5 million of 10-3/8% Senior Subordinated Notes (the "Notes") which were issued under an Indenture dated October 29, 1997 between the Company and IBJ Schroder Bank & Trust Company, as Trustee (the "Indenture") and have been registered under the Securities Act. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt of the Company. The Notes are guaranteed on a subordinated basis by all of the active wholly owned subsidiaries of the Company. The Notes are limited in aggregate principal amount to


                                      F-16-

       $98.5 million and mature on November 1, 2007. Interest on the Notes accrues at the rate of 10-3/8% per annum payable semiannually in cash on each May 1 and November 1, commencing on May 1, 1998. Interest on the Notes accrue from the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance. The Notes are not entitled to the benefit of any mandatory sinking fund. The Notes may be redeemed, at the Company's option, in whole at any time or in part from time to time, on and after November 1, 2002, upon not less than 30 nor more than 60 days' notice, at certain specified redemption prices, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

       CREDIT FACILITY

       The Company has a Senior Credit Facility ("Senior Facility") with two banks which provides for maximum borrowings of $40.0 million ($25.0 million at December 31, 2000). Borrowings are secured by a first priority lien on substantially all assets and properties of the Company and its subsidiaries owned now or acquired in the future. Interest is computed upon either the LIBOR plus the applicable borrowing margin (based on the achievement of total leverage ratio) from 2.25% to 3.0% or a base rate indexed to the prime rate plus the applicable borrowing margin of 1.0% to 1.75%. An annual commitment fee of 0.5% is charged on the unused portion of the Senior Facility. The Senior Facility contains covenants similar to the Subordinated Notes, as well as financial covenants with respect to:
       1) a maximum leverage ratio; 2) a maximum senior leverage ratio; 3) a minimum interest coverage ratio; and 4) a minimum fixed charge coverage ratio. The Senior Facility continues through September 2004. At December 31, 2001, the Company was in full compliance with all Senior Facility covenant.

5.     DEBT GUARANTORS

       Atwood Publishing LLC and subsidiaries; ExpoExchange, LLC and subsidiaries; GEM Communications Holdings, LLC and subsidiaries; and Holdings LLC (collectively the "LLC Guarantors"), TISI Holdings, Inc. and subsidiaries; and Corsearch (until November 11, 1999), (collectively, the "Subsidiary Guarantors" and, together with the LLC Guarantors, the "Guarantors") are included in the consolidated results of the Company. Because the Company, directly or indirectly, owns all of the voting interests in the LLC Guarantors, the LLC Guarantors are considered wholly owned subsidiaries of the Company as defined by Regulation S-X. The Company indirectly owns all of the voting shares of the Subsidiary Guarantors.

       Each of the Guarantors jointly and severally guarantee all of the Company's debt, on a full and unconditional basis. For accounting purposes, all Guarantors are consolidated. Separate financial statements and other disclosures concerning the Guarantors are not presented because the Company's management has determined that they are not material to investors.

       The Senior Facility contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or purchase capital stock; (ii) prepay, redeem or purchase debt;
       (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures;
       (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates; and (x) alter its lines of business. The net assets of the Guarantors approximated $64.1 million, $86.8 million and $109.8 million as of December 31, 2001, 2000, 1999, respectively.

       Included in the 1999, 2000 and 2001 financial results of the LLC Guarantors are the twelve months activity of Atwood, ExpoExchange, GEM and Holdings LLC. Included in the 1999 financial results of the Subsidiary Guarantors are twelve months activity of TISI and ten months activity of Corsearch,


                                      F-17-

       Inc. Included in the 2001 and 2000 financial results of the Subsidiary Guarantors are the twelve months activities of TISI. Coresearch was sold in November 1999.








                                      F-18-

The following are condensed consolidating financial statements of The Official Information Company and the Guarantors for each period presented:


                                                                           2001
                                                                           ----
                                                               CONSOLIDATED BALANCE SHEET
                                                               ---------------------------
ASSETS
------
                                           TOIC             LLC         SUBSIDIARY       SUBTOTAL                          TOIC
                                           -----            ----        ----------       --------                          ----
                                         CORPORATE       GUARANTORS     GUARANTORS      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                         ---------       ----------     ----------      ----------     ------------    ------------
Current assets                            $ 1,707         $17,772         $14,215         $31,987          $-             $33,694
Notes receivable and investments                -               -             163             163           -                 163
Investment in subsidiaries & affil.        29,897         (34,114)         11,837         (22,277)        (7,620)            -
PP&E-net                                      156           8,564           7,786          16,350           -              16,506
Intangibles and other assets-net            2,351          32,114          50,494          82,608          4,263           89,222
                                        -------------------------------------------------------------------------------------------
Total assets                              $34,111         $24,336         $84,495        $108,831        $(3,357)        $139,585
                                          =======         =======         =======        ========        ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
(DEFICIT)
---------

Current liabilities                        $4,107         $27,668         $11,054         $38,722          $-             $42,829
Long term debt                            129,681            -               -               -              -             129,681
Deferred tax liability                       (349)           -              3,284           3,284           -               2,935
Other liabilities                             550            -                205             205           -                 755
Minority interest                           2,192           3,850            -              3,850         (3,850)           2,192
Total stockholders' equity (deficit)     (102,070)         (7,182)         69,952          62,770            493          (38,807)
                                        -------------------------------------------------------------------------------------------
Total liabilities and
stockholders' equity (deficit)            $34,111         $24,336         $84,495        $108,831        $(3,357)        $139,585
                                          =======         =======         =======        ========        ========        ========


                                                                           2001
                                                                           ----
                                                          CONSOLIDATED STATEMENT OF OPERATIONS
                                                          ------------------------------------

                                           TOIC             LLC         SUBSIDIARY       SUBTOTAL                          TOIC
                                           -----            ----        ----------       --------                          ----
                                         CORPORATE       GUARANTORS     GUARANTORS      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                         ---------       ----------     ----------      ----------     ------------    ------------
Revenue, net                                $   -         $71,688         $59,236        $130,924          $-            $130,924
Costs and expenses:
  Operating costs                               -          36,678          21,676          58,354           -              58,354
  General & admin.                          2,456          20,853          17,556          38,409           -              40,865
  Deprec. & amort.                            477          16,793           7,700          24,493           -              24,970
                                        -------------------------------------------------------------------------------------------
Total costs                                 2,933          74,324          46,932         121,256           -             124,189
                                        -------------------------------------------------------------------------------------------
Operating income (loss)                    (2,933)         (2,636)         12,304           9,668           -               6,735
  Interest & other income (expense)            15              23             (86)            (63)          -                 (48)
  Interest expense                        (12,236)            (21)            (27)            (48)          -             (12,284)
                                        -------------------------------------------------------------------------------------------
(Loss) income before income taxes         (15,154)         (2,634)         12,191           9,557           -              (5,597)
Minority interest                           4,851          (5,000)           -             (5,000)        10,298           10,149
Income tax benefit (expense)               (2,621)            100            (375)           (275)          -              (2,896)
                                        -------------------------------------------------------------------------------------------
Net income (loss)                       $ (12,924)       $ (7,534)        $11,816          $4,282        $10,298           $1,656
                                        =========        ========         =======          ======        =======           ======



                                      F-19-

                                                                           2001
                                                                           ----
                                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                          ------------------------------------

                                           TOIC             LLC         SUBSIDIARY       SUBTOTAL                          TOIC
                                           -----            ----        ----------       --------                          ----
                                         CORPORATE       GUARANTORS     GUARANTORS      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                         ---------       ----------     ----------      ----------     ------------    ------------
Net (loss) income                       $ (12,924)       $ (7,534)        $11,816          $4,282         $10,298         $1,656

Non-cash adjustments to reconcile
net (loss) income to net cash (used
in) provided by operating activities        2,411          21,793           7,795          29,588         (10,298)        21,701
Changes in assets and liabilities,
net of effect of acquired companies        (6,678)         (1,155)            639            (516)           -            (7,194)
                                        -------------------------------------------------------------------------------------------
Net cash (used in) provided by
operating activities                      (17,191)         13,104          20,250          33,354            -            16,163
Cash flows from investing
activities:
  Collections on
    notes receivable                         -               -                 16              16            -                16
  Proceeds from sale of equity
    investment                                500            -               -               -               -               500
  Capital expenditures                        (19)         (5,080)         (4,763)         (9,843)           -            (9,862)
  Payments for
    acquisitions, net of
    cash acquired                            -             (3,633)           -             (3,633)           -            (3,633)
  Payments on
    deferred contract
    liabilities                               (92)           -                128             128            -                36
  Purchase of minority interest              -            (15,500)           -            (15,500)           -           (15,500)
                                        -------------------------------------------------------------------------------------------
Net cash used in investing activities         389         (24,213)         (4,619)        (28,832)           -           (28,443)
Cash flows from financing
activities:
  Principal payments
    of long-term debt                        -               -               (586)           (586)           -              (586)
  Net borrowings(payments) under
    bank line of credit                    16,778          11,792         (14,578)         (2,786)           -            13,992
                                        -------------------------------------------------------------------------------------------
Net cash used in financing activities      16,778          11,792         (15,164)         (3,372)           -            13,406
                                        -------------------------------------------------------------------------------------------
Net (decrease) increase in cash and
cash equivalents                              (24)            683             467           1,150            -             1,126
Cash and cash equivalents at
beginning of year                              25             (27)            797             770            -               795
                                        -------------------------------------------------------------------------------------------
Cash and cash equivalents at end of
year                                          $ 1            $656          $1,264          $1,920           $-            $1,921
                                        ============================================================================================




                                      F-20-

                                                                           2000
                                                                           ----
                                                               CONSOLIDATED BALANCE SHEET
                                                               ---------------------------
ASSETS
------
                                           TOIC             LLC         SUBSIDIARY       SUBTOTAL                          TOIC
                                           -----            ----        ----------       --------                          ----
                                         CORPORATE       GUARANTORS     GUARANTORS      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                         ---------       ----------     ----------      ----------     ------------    ------------
Current assets                            $ 3,170         $17,466         $11,067         $28,533           $-           $31,703
Notes receivable and investments              500               -             179             179            -               679
Investment in subsidiaries & affil.        36,578            (179)        (22,475)        (22,654)        (13,924)          -
PP&E-net                                      192           7,923           6,804          14,727            -            14,919
Intangibles and other assets-net            1,692          54,410          53,935         108,345            -           110,037
                                        -------------------------------------------------------------------------------------------
Total assets                              $42,132         $79,620         $49,510        $129,130        $(13,924)       157,338
                                          =======         =======         =======        ========        =========       =======
LIABILITIES AND STOCKHOLDERS'
-----------------------------
EQUITY (DEFICIT)
----------------

Current liabilities                       $22,006         $29,248         $10,469         $39,717           $-           $61,723
Long term debt                             98,500            -                554             554            -            99,054
Other liabilities                             642            -                 77              77            -               719
Minority interest                          34,229           2,000                           2,000            -            36,229
Total stockholders' equity (deficit)     (113,245)         48,372          38,410          86,782         (13,924)       (40,387)
                                        -------------------------------------------------------------------------------------------
Total liabilities and stockholders'
equity (deficit)                          $42,132         $79,620         $49,510        $129,130        $(13,924)      $157,338
                                          =======         =======         =======        ========        =========      ========


                                                                           2000
                                                                           ----
                                                          CONSOLIDATED STATEMENT OF OPERATIONS
                                                          ------------------------------------

                                           TOIC             LLC         SUBSIDIARY       SUBTOTAL                          TOIC
                                           -----            ----        ----------       --------                          ----
                                         CORPORATE       GUARANTORS     GUARANTORS      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                         ---------       ----------     ----------      ----------     ------------    ------------
Revenue, net                                $-            $79,208         $57,474        $136,682           $-          $136,682
Costs and expenses:
  Operating costs                            -             40,242          21,868          62,110            -            62,110
  General & admin.                          2,559          23,816          18,585          42,401            -            44,960
  Deprec. & amort.                            438          13,647           5,632          19,279            -            19,717
                                        -------------------------------------------------------------------------------------------
Total costs                                 2,997          77,705          46,085         123,790            -           126,787
                                        -------------------------------------------------------------------------------------------
Operating income (loss)                    (2,997)          1,503          11,389          12,892            -             9,895
  Interest & other income                     916              22               1              23            -               939
  Interest expense                         (5,637)           (252)         (5,691)         (5,943)           -           (11,580)
Loss on sale of subsidiary                    (59)           -               -               -               -               (59)
Write down of investment                   (4,518)           -               -               -               -            (4,518)
                                        -------------------------------------------------------------------------------------------
(Loss) income before income taxes         (12,295)          1,273           5,699           6,972            -            (5,323)
Minority interest                            -               -               -               -              5,160          5,160
Income tax benefit (expense)                3,450              (7)         (2,994)         (3,001)           -               449
Preferred distribution from LLC's           4,999            -               -               -             (4,999)          -
                                        -------------------------------------------------------------------------------------------
Net income                               $ (3,846)         $1,266          $2,705          $3,971            $161           $286
                                         ========          ======          ======          ======            ====           ====




                                      F-21-

                                                                           2000
                                                                           ----
                                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                          ------------------------------------

                                           TOIC             LLC         SUBSIDIARY       SUBTOTAL                          TOIC
                                           -----            ----        ----------       --------                          ----
                                         CORPORATE       GUARANTORS     GUARANTORS      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                         ---------       ----------     ----------      ----------     ------------    ------------
Net (loss) income                        $ (3,846)         $1,266          $2,705          $3,971           $161            $286

Non-cash adjustments to reconcile
net (loss) income to net cash (used
in) provided by operating activities       (3,021)         13,673           5,634          19,307           (161)         16,125
Changes in assets and liabilities,
net of effect of acquired companies          (269)         (6,455)          6,549              94            -              (175)
                                         -------------------------------------------------------------------------------------------
Net cash (used in) provided by
operating activities                       (7,136)          8,484          14,888          23,372            -            16,236

Cash flows from investing
activities:
  Collections on
    notes receivable                         -               -                 37              37            -                37
  Investments                              (5,000)           -               -               -               -            (5,000)
  Capital expenditures                        (35)         (4,751)         (2,784)         (7,535)                        (7,570)
  Payments for
    acquisitions, net of
    cash acquired                         (15,535)         (4,089)         (8,606)        (12,695)           -           (28,230)
  Payments on
    deferred contract
    liabilities                               (84)             (3)           (100)           (103)           -              (187)
                                        -------------------------------------------------------------------------------------------
Net cash used in investing activities     (20,654)         (8,843)        (11,453)        (20,296)           -           (40,950)
Cash flows from financing
activities:
  Principal payments
    of long-term debt                        -               -             (3,842)         (3,842)           -            (3,842)
  Payments under bank line of credit       (2,811)           -                -              -               -            (2,811)
                                        -------------------------------------------------------------------------------------------
Net cash used in financing activities      (2,811)           -             (3,842)         (3,842)           -            (6,653)
                                        -------------------------------------------------------------------------------------------
Net decrease in cash and cash
equivalents                               (30,601)           (359)           (407)           (766)           -           (31,367)
Cash and cash equivalents at
beginning of year                          30,626             332           1,204           1,536            -            32,162
                                        -------------------------------------------------------------------------------------------
Cash and cash equivalents at end of           $25            $(27)           $797            $770           $-              $795
year                                    ===========================================================================================






                                      F-22-


                                                                                1999
                                                                                ----
                                                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                                                 ------------------------------------

                                           TOIC             LLC         SUBSIDIARY       SUBTOTAL                          TOIC
                                           -----            ----        ----------       --------                          ----
                                         CORPORATE       GUARANTORS     GUARANTORS      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                         ---------       ----------     ----------      ----------     ------------    ------------
Revenue, net                                $-            $65,877         $41,832        $107,709           $-           $107,709
Costs and expenses:
  Operating costs                            -             33,750          14,685          48,435            -             48,435
  General & admin.                          420            18,992          14,634          33,626            -             34,046
  Deprec. & amort.                          512             6,373           4,113          10,486            -             10,998
                                        -------------------------------------------------------------------------------------------
Total costs                                 932            59,115          33,432          92,547            -             93,479
                                        -------------------------------------------------------------------------------------------
Operating income (loss)                    (932)            6,762           8,400          15,162            -             14,230
  Interest & other income                    84              -               -               -                                 84
  Interest (expense)                        270            (1,897)         (9,165)        (11,062)           -            (10,792)
Gain on sale of subsidiary                4,842              -               -               -               -              4,842
                                        -------------------------------------------------------------------------------------------
Income (loss) before income taxes         4,264             4,865            (765)          4,100            -              8,364
Minority interest                            -               -                -              -             (455)             (455)
Income tax expense                       (2,837)             (107)            -              (107)           -             (2,944)
                                        -------------------------------------------------------------------------------------------
Net income (loss)                        $1,427            $4,758           $(765)         $3,993         $(455)           $4,965
                                        ===========================================================================================




                                      F-23-

                                                                                1999
                                                                                ----
                                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                               ------------------------------------

                                           TOIC             LLC         SUBSIDIARY       SUBTOTAL                          TOIC
                                           -----            ----        ----------       --------                          ----
                                         CORPORATE       GUARANTORS     GUARANTORS      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                         ---------       ----------     ----------      ----------     ------------    ------------
Net income (loss)                          $1,427          $4,758          $(765)         $3,993          $(455)          $4,965

Non-cash adjustments to reconcile
net income (loss) to net cash
provided by operating activities, net      (3,003)          6,373          4,113          10,486            455            7,938
Changes in assets and liabilities,
net of effect of acquired companies        10,547         (10,233)         1,161          (9,072)           -              1,475
                                        -------------------------------------------------------------------------------------------
Net cash provided by operating
activities                                  8,971             898          4,509           5,407            -             14,378
Cash flows from investing
activities:
  Collections on notes receivable               7            -               -               -              -                  7
  Capital expenditures                        (21)         (2,905)        (3,766)         (6,671)           -             (6,692)
  Proceeds from the sale of
    Corsearch                              20,000            -               -               -              -             20,000
  Payments for acquisitions,
    net of cash acquired                  (20,461)           -               -               -              -            (20,461)
  Equity investments                          828            -               -               -              -                828
  Payments on deferred
    contract liabilities                     (151)           -               -               -              -               (151)
                                        -------------------------------------------------------------------------------------------
Net cash provided by (used in)
investing activities                          202          (2,905)        (3,766)         (6,671)           -             (6,469)
Cash flows from financing
activities:
  Principal payments
    of long-term debt                      (2,215)           -               -               -              -             (2,215)
  Borrowings under long-term debt             590            -               -               -              -                590
  Borrowing under bank line of
    credit                                 20,000            -               -               -              -             20,000
  Minority interest                         2,000            -               -               -              -              2,000
                                        -------------------------------------------------------------------------------------------
Net cash provided by financing
activities                                 20,375            -               -               -              -             20,375
                                        -------------------------------------------------------------------------------------------
Net increase (decrease) in
cash and cash equivalents                  29,548          (2,007)           743          (1,264)           -             28,284
Cash and cash equivalents at
beginning of year                           1,078           2,339            461           2,800            -              3,878
                                        -------------------------------------------------------------------------------------------
Cash and cash equivalents at end
of year                                   $30,626            $332         $1,204          $1,536           $-            $32,162
                                        ===========================================================================================





6.     INCOME TAXES

       The provision for income tax (benefit) expense is comprised of the following:

                                               Year Ended December 31,
                                        2001             2000            1999
                                        ----             ----            ----
                                                   (In thousands)
                  Current:
                     Federal           $  248           $2,290          $1,407
                     State                226              296             122
                     Foreign             (100)               -             107
                                       ------           ------          ------
                                          374            2,586           1,636
                                       ------           ------          ------

                  Deferred:
                     Federal            2,010           (3,750)          1,176
                     State                512              715             132
                                       ------           ------          ------
                                        2,522           (3,035)          1,308
                                       ------           ------          ------

                                       $2,896           $ (449)         $2,944
                                       ======           ======          ======

       The reconciliation of income tax computed at the federal statutory rate (34%) to income tax expense is as follows:

                                                                          Year Ended December 31,
                                                                      2001          2000         1999
                                                                      ----          ----         ----
                                                                               (In thousands)
      Income tax (benefit) expense at statutory rates               $(1,919)      $(1,810)     $ 2,808

      Minority share of LLC earnings                                  3,501         1,755         (155)
      Minority interest in TISI Holdings                                 51             -            -
      Amortization of acquired assets not deductible for
        income tax purposes                                             769           573          410
      State income taxes                                                487           674          168
      Reduction in previously provided taxes related
        to settlement of tax examination                                  -        (1,186)           -
      Sale of subsidiary                                                  -             -         (510)
      Reversal of accruals                                                -          (217)           -
      Other                                                               7          (238)         223
                                                                    -------       -------     --------

                                                                    $ 2,896       $  (449)     $ 2,944
                                                                    =======       =======      =======




       Significant components of deferred tax assets and liabilities are as follows:

                                                                               December 31,
                                                                            2001          2000
                                                                            ----          ----
                                                                             (In thousands)
       Deferred tax assets:
          Deductions recognized in different accounting periods for
              income tax purposes                                         $   454        $    -
          Deferred severance benefits payable                                 254           481
          Write down of assets                                                  -         2,058
          Accrued expenses deductible when paid                               466           335
          Net operating loss carryforwards                                    448           658
                                                                            -----        ------
                                                                            1,622         3,532
       Deferred tax liabilities:
          Fixed asset basis difference                                     (4,412)       (2,119)
          Deductions recognized in different accounting periods              (145)       (1,125)
                                                                           ------        ------

       Net deferred tax (liabilities) assets                              $(2,935)       $  288
                                                                          =======        ======

       In 2001, the Company also recorded approximately $700,000 of deferred tax liability related to certain amortizable intangible assets acquired in the USMA acquisition. This amount increased goodwill.

       In 2000, the Company was notified that the examination of its 1995, 1996, and 1997 Federal income tax returns was favorably concluded. Accordingly, the Company reversed $1.2 million of liability previously accrued in connection therewith.

       At December 31, 2001, the Company had no net operating loss ("NOL") carryforwards for federal income tax purposes. The Company has state NOL's available of approximately $11.3 million, which, expire at various dates beginning in 2009 through 2012.

       A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Based upon the favorable ruling in 2000 for prior years Federal tax positions, historical taxable income trends and projections for future taxable income over the periods which the items giving rise to deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the net deferred tax assets, at December 31, 2001.

7.     CAPITAL STOCK

       STOCK OPTIONS

       The Company did not grant any options during 2001, 2000, and 1999. ExpoExchange issued unit options in 2000. The Company never granted any stock appreciation rights. In 1997, the Company terminated all stock option plans, except for the Company's 1994 Incentive Stock Plan, under which one individual was granted options exercisable into 16,750 shares of common stock (1,675 shares after giving effect to a 10-for-1 reverse stock split effected in 1998) were granted. The plan will survive solely with respect to such options and no further options are outstanding, or will be granted, under such plan.

       The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation" (SFAS No. 123). SFAS No. 123


                                      F-26-
       established financial accounting and reporting standards for stock-based compensation plans and to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees.

       STOCK APPRECIATION PLAN

       The Company has established a Key Executive Equity Appreciation Plan ("Stock Appreciation Plan") for certain executives of the Company. Pursuant to the Stock Appreciation Plan, executives can be awarded Equity Appreciation Units ("Units") which constitute a "phantom" equity interest in any appreciation in the value of the equity of the Company above the $59.6 million originally invested by VS&A-TOIC and Fir Tree in the Company and Holdings LLC payable only in the event of a change in control, as defined, or termination event, as defined. The Units vest ratably over either 3 or 5 years, provided the executive remains an employee of the Company and the annual EBITDA target, as defined, for the Company is achieved (or, if not achieved, that 110% of the annual EBITDA target for the next year is achieved). The maximum number of Units issuable under the Stock Appreciation Plan constitutes approximately 12.5% of the common equity interests of the Company.

       Certain executives were issued Units in 1998, under the Stock Appreciation Plan, which constitute approximately 9.2% of the common equity interest of the Company. During June 2000 the value of units held by certain executives of ExpoExchange were frozen in connection with establishment of the Unit Option Plan described below. Compensation expense associated with these Units, as well as future Units, will be recorded once a change in control or termination event, as defined, are deemed to be probable.

       UNIT OPTION PLAN

       In June 2000, ExpoExchange established a Unit Option Plan (the" Plan"), which provides for the grant of options to employees to purchase up to 3,333,333 Series C Units (the "C Units") of equity interest in ExpoExchange. The options expire 10 years from the date of grant and their exercise price shall be no less than 100% of the fair value of the C Units at the time of the grant. These options may be exercised upon the earlier of (a) change of control, as defined; (b) registration of the C Units under the Securities Exchange Act of 1933; and (c) seven years from the date of grant.

       During 2000, the Company granted 2,897,333 options to employees with an exercise price of $4.89 per unit, the fair value of the units at the time of grant, and vesting period over three years commencing on the first anniversary in June 2001. A summary of ExpoExchange unit option activity and weighted average exercise price is as follows:

                                                             Weighted average
                                              Options         exercise price
                                              -------         --------------
       Balance at December 31, 1999              -                    -
       Granted                               2,897,333            $4.89
       Cancelled                                 -                    -
       Exercised                                 -                    -
                                             ---------            -----
       Balance at December 31, 2000          2,897,333            $4.89
                                             =========            =====
       Granted                                   -                    -
       Cancelled                                 -                    -
       Exercised                                 -                    -
                                             ---------            -----
       Balance at December 31, 2001          2,897,333            $4.89
                                             =========            =====

       Exercisable at December 31,2001           -                    -
                                             =========            =====



       Available for grant at December 31,2001       436,000
                                                     =======


       The following table summarizes information about unit options outstanding and exercisable at December 31, 2001:

                                      Options outstanding                  Options exercisable
                                   --------------------------          ---------------------------
                                   Weighted          Weighted                             Weighted
                                   average           average                              average
       Exercise                    remaining         exercise          Number             exercise
       price       Options         contract life     price             outstanding        price
       -----       -------         -------------     --------          -----------        -----
       $4.89      2,897,333          8.42 yrs.       $4.89                 -0-            $   -
       =====      =========          =========       =====             ============       =====

       ExpoExchange applies APB No.25 and related interpretations in accounting for its unit option grants to employees. Accordingly, no compensation expense has been recognized, as the fair value of ExpoExchange Units on the grant date equaled the exercise price of the options granted. Had the compensation cost for ExpoExchange unit option grants been determined based on the fair value at the grant date for options consistent with the provisions of SFAS No. 123, the Company's net income would have been as follows for the years ended December 31, 2001 and 2000.

       Net income (loss):           2001             2000
                                    ----             ----
       As reported                 $1,620            $286
                                   ======            ====
       Pro forma                     $500           $(366)
                                     ====           ======

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

       Subsequent to December 31, 2001, outstanding options under the Unit Option Plan were cancelled in exchange for reinstatement of full value under the Stock Appreciation Plan.

       STOCKHOLDERS AGREEMENT

       VS&A-TOIC and Fir Tree (each a "Stockholder") and the Company are parties to a Stockholders Agreement (the "Agreement"), dated October 9, 1997, with respect to the management of the Company and their ownership of shares of the common stock. The Agreement terminates at the earlier of an underwritten initial public offering of common stock or ten years.

       The Agreement provides that the Board of Directors be determined based on the ownership percentages of VS&A-TOIC and Fir Tree which is 64.4% and 35.6%, respectively. The Agreement provides that certain actions require approval by a majority of the Fir Tree designees on the board and that at any time after October 9, 2002, Fir Tree has the right to force the sale of the Company or its assets and the Stockholders are required to sell their shares or vote in favor of a sale.


8.     COMMITMENTS AND CONTINGENCIES

       Operating lease agreements of the Company are principally for office facilities and equipment and expire at various dates through 2006. Rent expense in 2001, 2000, and 1999 under operating leases was approximately $2.0 million, $2.0 million and $2.3 million, respectively.

       As of December 31, 2001, future minimum lease payments are as follows:

                       Year Ending
                       December 31,
                       -------------               (In thousands)

                           2002                       $  2,722
                           2003                          2,698
                           2004                          2,154
                           2005                          1,871
                           2006                            946
                        Thereafter                           -
                                                      --------
                                                      $ 10,391
                                                      ========

       The Company is a defendant in certain litigation arising out of operations in the normal course of business. However, it is the opinion of management that the ultimate liabilities relating thereto, if any, will not have a material adverse effect on the financial position or results of operations of the Company.

       Under terms of the Stockholders Agreement dated March 15, 2000, in the absence of certain transactions by March 15, 2003 as defined in the Stockholders Agreement, the minority stockholders of TISI have the right to sell all or a portion of their 2,400 shares of Class B stock back to TISI for $1,000 each. Concurrently, TISI has the right to purchase all or a portion of the Class B shares for $2,000 each.

9.     RELATED PARTY TRANSACTIONS

       In 1999, VSS was paid a monitoring fee of $90,000 and fees of $534,000 in connection with advisory services provided to the Company with respect to the acquisitions of ITS and RSI and the disposition of Corsearch. In 2000, VSS was paid a monitoring fee of $90,000 and fees of $670,000 in connection with advisory services provided to the Company with respect to the acquisitions of STA, USMA and EES. In 2001, VSS was paid a monitoring fee of $90,000 and a fee of $24,750 in connection with the acquisition of Casino Journal Publishing Group. Approximately 18% of both such fees were shared with Fir Tree pursuant to the Agreement. These costs are included in the accompanying consolidated statements of operations. At December 31, 2001, the Company had a $75,000 loan outstanding from VS&A-TOIC for payment of tax withholdings in connection with distributions of income to a member of VS&A-TOIC that is a foreign entity.







10.    BUSINESS SEGMENT INFORMATION

       Operations of the Company are conducted primarily through two business segments primarily within the continental United States. These segments and the primary operations of each are as follows:

       BUSINESS-TO-BUSINESS COMMUNICATIONS

       Atwood is a publisher of various convention/trade show publications and trade journals. ExpoExchange is a provider of registration housing, travel, exhibitor marketing and information services all to the exposition industry and GEM is the owner of several trade shows and the publisher of several trade magazines and newsletters catering to the legalized gaming industry.

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

       During 2001, 2000 and 1999, no customer represented ten percent or more of the Company's revenue or operating profit.








       Summarized financial information by industry segment is as follows:

                                                                    Year Ended December 31,
                                                              2001            2000           1999
                                                              ----            ----           ----
                                                                         (In thousands)
NET REVENUES FROM SALES TO UNAFFILIATED CUSTOMERS:
    Business to Business Communications                       $71,688        $79,208        $65,877
    Information Services                                       59,236         57,474         41,832
                                                               ------         ------         ------
                                                            $ 130,924      $ 136,682      $ 107,709
                                                            =========      =========      =========
OPERATING INCOME (LOSS):
    Business to Business Communications                       $(2,636)        $1,503         $6,762
    Information Services                                       12,304         11,389          8,400
                                                            ---------      ---------      ---------
    Operating profit from segments                              9,668         12,892         15,162
    Interest and other income                                      47            939             84
    Corporate expenses, net                                    (2,933)        (2,997)          (932)
    Write down of investment                                        -         (4,518)             -
    (Loss) gain on sale of investment                             (95)           (59)         4,842
    Interest expense                                          (12,284)       (11,580)       (10,792)
                                                            ----------     ----------     ---------
    (Loss) income before income taxes                       $  (5,597)     $  (5,323)     $   8,364
                                                            ==========     ==========     =========
IDENTIFIABLE ASSETS AT DECEMBER 31:
    Business to Business Communications                     $  58,450      $  79,799      $  48,928
    Information Services                                       72,658         71,985         34,830
    Corporate                                                   8,477          5,554         38,372
                                                            ---------      ---------      ---------
                                                            $ 139,585      $ 157,338      $ 122,130
                                                            =========      =========      =========
DEPRECIATION AND AMORTIZATION:
    Business to Business Communications                     $  16,793      $  13,647      $   6,373
    Information Services                                        7,700          5,632          4,113
    Corporate                                                     477            438            512
                                                            ---------      ---------      ---------
                                                            $  24,970      $  19,717      $  10,998
                                                            =========      =========      =========
CAPITAL EXPENDITURES:
    Business to Business Communications                     $   5,080      $   4,751      $   3,476
    Information Services                                        4,763          2,784          3,139
    Corporate                                                      19             35             77
                                                            ---------      ---------      ---------
                                                            $   9,862      $   7,570      $   6,692
                                                            =========      =========      =========


       FOREIGN SALES

       The Company's net revenues for 2001, 2000, and 1999 to customers outside the U.S. and Canada were approximately $ 3.6 million, $4.1 million, and $8.1 million, respectively, representing 2.7%, 3.0%, and 7.5% of net revenues, respectively. All of such net revenues are attributable to Business-to-Business Communications.





                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   March 19, 2002


                                       THE OFFICIAL INFORMATION COMPANY


                                       By /s/ Ian L.M. Thomas
                                          -------------------------------------
                                          IAN L. M. THOMAS
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on March 19, 2002 and in the capacities indicated.


SIGNATURE                                           TITLE

/s/ John S. Suhler                                  Chairman of the Board and Director
--------------------------------
        (John S. Suhler)


/s/  Ian L.M. Thomas                                President, Chief Executive Officer and Director
--------------------------------
        (Ian L.M. Thomas)


/s/ Steven J. Hunt                                  Chief Financial Officer and Treasurer
--------------------------------
        (Steven J. Hunt)



/s/ John J. Veronis                                 Director
--------------------------------
        (John J. Veronis)






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








