Form 10-Q
period 2002-03-31
OFFICIAL INFORMATION CO
filed 2002-05-15
CIK 847841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

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

     As of May 15, 2002, 112,367 shares of common stock were outstanding, of which 72,367 were owned by VS&A-TOIC, LLC., and 36,000, and 4,000 were owned by Fir Tree Value Fund LP. and Fir Tree Institutional Value Fund L.P., respectively.

                                     PART I

                          Item 1. Financial Information

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                   ASSETS                                                     MARCH 31,        DECEMBER 31,
                                                                                2002               2001
                                                                                ----               ----
                                                                             (UNAUDITED)
Current assets:
    Cash and cash equivalents                                                  $1,129              $ 1,921
    Accounts receivable, less reserve for doubtful accounts
         of $927 in 2002 and $880 in 2001                                      30,139               23,562
    Inventories                                                                    93                  100
    Notes receivable and other current assets                                   4,468                8,111
                                                                             --------             --------

          Total current assets                                                 35,829               33,694

Notes receivable and investments                                                  161                  163

Property and equipment, at cost                                                42,274               41,363
    Less accumulated depreciation                                             (26,409)             (24,857)
                                                                             --------             --------
         Property and equipment, net                                           15,865               16,506

Intangibles and other assets, net                                              86,924               89,222
                                                                             --------             --------

                                                                             $138,779             $139,585
                                                                             ========             ========

See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

     LIABILITIES AND STOCKHOLDERS' DEFICIT                                    MARCH 31,         DECEMBER 31,
                                                                                2002                2001
                                                                                ----                ----
                                                                            (UNAUDITED)
Current liabilities:
    Accounts payable                                                             8,468               6,795
    Accrued liabilities                                                         17,144              15,950
    Deferred revenue                                                             6,111               5,353
    Customer deposits                                                           20,701              14,731
                                                                              --------            --------

         Total current liabilities                                              52,424              42,829

Long-term debt                                                                  98,500              98,500
Long-term credit facility                                                       20,000              31,181
Deferred income tax liability                                                    2,935               2,935
Other liabilities                                                                  751                 755
Minority interest                                                                2,244               2,192

Stockholders' deficit:
    Common stock, $.10 par value, 150,000 shares authorized                         42                  42
    Additional paid-in capital                                                  56,497              56,497
    Translation adjustment                                                         153                 179
    Retained earnings                                                           19,709              18,951
                                                                              --------            --------
                                                                                76,401              75,669
    Treasury stock                                                            (114,476)           (114,476)
                                                                              --------            --------
         Total stockholders' deficit                                           (38,075)            (38,807)
                                                                              --------            --------

                                                                              $138,779            $139,585
                                                                              ========            ========

See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                        ---------
                                                                                 2002                2001
                                                                                 ----                ----
                                                                             (UNAUDITED)          (UNAUDITED)
Revenues, net                                                                   $33,562              $36,214

Costs and expenses:
    Operating costs                                                              14,529               17,388
    General and administrative                                                   10,085               12,098
    Depreciation and amortization                                                 4,393                5,387
                                                                                -------              -------
         Operating income                                                         4,555                1,341
Other income (expense):
    Interest and other income                                                         9                   12
    Interest expense                                                             (2,962)              (3,207)
                                                                                -------              -------
Income (loss) before minority interest and income taxes                           1,602               (1,854)
Minority interest in (earnings) loss of consolidated
    subsidiaries                                                                    (37)               2,694
Income tax expense                                                                 (807)                (169)
                                                                                -------              -------
         Net income                                                                $758                 $671
Foreign currency translation loss                                                   (26)                (364)
                                                                                -------              -------
Total comprehensive income                                                         $732                 $307
                                                                                =======              =======

See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                        ---------
                                                                                 2002                2001
                                                                                 ----                ----
                                                                            (UNAUDITED)           (UNAUDITED)
Cash flows from operating activities:
    Net income                                                                    $758               $  671

    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                           4,393                5,387
         Minority interest                                                          37               (2,694)
         Changes in assets and liabilities                                       6,350                8,584
                                                                                ------               ------

                Total adjustments                                               10,780               11,277
                                                                                ------               ------

      Net cash provided by operating activities                                 11,538               11,948
                                                                                ------               ------

Cash flows from investing activities:
    Collections on contract and notes receivable                                     2                    3
    Capital expenditures                                                        (1,146)              (2,418)
    Proceeds from sale of investment                                                 -                  500
    Purchase of minority interest                                                    -              (15,500)
    Payments for acquisitions, net of cash acquired                                  -               (3,771)
    Payments on deferred contract liabilities                                       (5)                 (26)
                                                                                ------               ------
      Net cash used in investing activities                                     (1,149)             (21,212)
                                                                                ------               ------

Cash flows from financing activities:
    Principal payments of long-term debt                                             -                  (10)
    Net (repayments) borrowings of line of credit                              (11,181)               9,064
                                                                                ------               ------
      Net cash (used in) provided by financing activities                      (11,181)               9,054
                                                                                ------               ------

Net decrease in cash and cash equivalents                                         (792)                (210)

Cash and cash equivalents at beginning of period                                 1,921                  795
                                                                                ------               ------

Cash and cash equivalents at end of period                                      $1,129               $  585
                                                                                ======               ======

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                        ---------
                                                                                 2002                2001
                                                                                 ----                ----
                                                                              (UNAUDITED)           (UNAUDITED)
Supplemental disclosure of cash flow information:
         Cash paid for:
                  Interest                                                      $   404             $  371
                  Income taxes                                                  $ 1,629             $1,267


Supplemental disclosure of non-cash transactions:
         Exchange of non-voting LLC units of Gem
         Communications, LLC in connection with
         the acquisition of CJPG                                                -                   $1,850

See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION.
     The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and controlled affiliates. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest at March 31, 2002 and December 31, 2001 consists of the equity interests in TOIC Holdings LLC owned by VS&A-TOIC, Fir Tree Value Fund LP and Fir Tree Institutional Value Fund LP; non-voting equity interest in ExpoExchange, LLC (ExpoExchange) held by two individual sellers of International Travel Services, LLC; non-voting equity interest in Total Information Services, Inc. (TISI) held by several individual sellers of United States Mutual Association and non-voting equity interest in GEM Communications, LLC (GEM), held by several individual sellers of Casino Journal Publishing Group.

     INTERIM REPORTING.
     The accompanying interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management are considered necessary for a fair presentation of the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and related notes thereto included in TOIC's annual report on Form 10-K for the year ended December 31, 2001.

     RECLASSIFICATIONS
     Certain 2001 account balances have been reclassified to conform to the 2002 consolidated financial statement presentation.

     RECENTLY ADOPTED ACCOUNTING STANDARDS

     In November 2001, the FASB issued EITF Issue No. 01-14 Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. The EITF Issue No. 01-14 concluded that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. EITF Issue No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent and No. 00-10 Accounting for Shipping and Handling Fees provided the principal support for the conclusions. This pronouncement is effective for financial reporting periods beginning after December 15, 2001 and requires that comparative financial statements for prior periods be reclassified to comply with the guidance in the staff announcement. The Company received approximately $1.4 million and $1.6 million for reimbursements in the three months ended March 31 2002 and 2001, respectively.

     Effective January 1, 2002, the Company adopted FASB Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

     The Company did not recognize any impairment losses upon adoption of Statement No. 142.

     The changes in the carrying amount of acquired intangible assets for the three month period ended March 31, 2002 are as follows:

                                         Business to Business         Information
                                            Communications              Services       Corporate        Total
                                         ---------------------        ------------     ---------        -----
     Intangible assets:
     Balance as of:
        December 31, 2001                         $17,820                $14,980         $4,051         $36,851
     Additions                                          -                    185              -             185
     Disposals                                          -                   (711)             -            (711)
                                                 --------                -------         ------         -------
        March 31, 2002                            $17,820                $14,454         $4,051         $36,325
                                                  =======                =======         ======         =======

     Accumulated Amortization:
     Balance as of:
         December 31, 2001                         $8,280                 $4,026         $1,699         $14,005
     Disposals                                          -                   (711)             -            (711)
     Amortization expense                           1,863                    417            115           2,395
                                                  -------                 ------          -----         -------
     March 31, 2002                               $10,143                 $3,732         $1,814         $15,689
                                                  =======                 ======         ======         =======
     Balance as of March 31, 2002                 $ 7,677                $10,722         $2,237         $20,636
                                                  =======                =======         ======         =======



      The components of acquired intangible assets as of March 31, 2002 are as follows:


                                               Business to Business                Information
                                                  Communications                     Services                   Corporate
                                         ------------------------------    --------------------------   -------------------------
                                          Gross                            Gross                        Gross
                                          Carrying     Accumulated         Carrying   Accumulated       Carrying      Accumulated
                                          Amount       Amortization        Amount     Amortization      Amount        Amortization
      Employment Information              $     -       $     -            $3,259        $1,669         $   -          $    -
      Customer lists                        6,900         1,798             8,885         1,357             -               -
      Developed  technology                 8,150         6,178                 -             -             -               -
      Trademark/Tradename                   1,800         1,197             1,470           225             -               -
      Non-Compete                             970           970                 -             -             -               -
      Database                                  -             -               840           481             -               -
      Debt financing costs                      -             -                 -             -          4,051            1,814
                                         --------       -------           -------       -------         ------           ------
                                          $17,820       $10,143           $14,454        $3,732         $4,051           $1,814
                                          =======       =======           =======       =======         ======           ======


      As of March 31, 2002, there is $21,954 and $39,438 of unamortized goodwill in Business to Business Communications and Information Services, respectively.

      Summarized below is pro forma net income for the three months ended March 31, 2001 as adjusted for amortization expense that is no longer recorded in accordance with Statement No. 142:

                                                   For the Three Months Ended
                                                           March 31,
                                                           --------
                                                   2002              2001
                                                   ----              ----

       Net income as reported                       $758            $  671
       Goodwill amortization                           -             2,060
                                                   -----            ------
       Adjusted net income                          $758            $2,731
                                                   =====            ======

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

     Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined the impact of adopting this pronouncement on its financial statements.

     Effective January 1, 2002, the Company adopted Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both Statement 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement No. 144 retains the fundamental provisions in Statement No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement No. 121. Statement No. 144 retains the basic provisions of Opinion No. 30 on how to present discontinued operations in thje income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The adoption of Statement No. 144 did not have a material impact on the Company's financial statements because impairment assessments under Statement No. 144 are largely unchanged from Statement No. 121. The provisions of Statement No. 144 generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.


B.   CAPITALIZATION
     Pursuant to a tender offer completed on October 9,1997 by the Company for its common stock, a purchase consummated on October 9, 1997 by a subsidiary of VS&A-TOIC, LLC. ("VS&A-TOIC") of 881,988 shares of common stock, the repurchase consummated on October 9, 1997 by the Company of certain employee stock options, a reverse stock split of the shares of common stock consummated on February 27, 1998 that resulted in the elimination of all shares of common stock other than those held by VS&A-TOIC and Fir Tree Value Fund, LP, Fir Tree Institutional Value Fund, LP, and Fir Tree Value Partners L.D.C. (collectively, "Fir Tree" and, together with VS&A-TOIC, the "Equity Investors") and a drop down restructuring consummated on February 27, 1998, the Company was recapitalized and VS&A-TOIC and Fir Tree own approximately 64.4% and 35.6% of the common stock, respectively.

     The Company holds a $45 million preferred equity interest in TOIC Holdings, LLC ("Holdings, LLC") and its related Operating, LLC's. The preferred equity interest carries an 11% annual distribution and the Company has total voting, operational and management control of Holdings LLC and the Operating LLC's. The Equity Investors purchased common equity interests in Holdings LLC for approximately $4.5 million in the same proportion as their ownership of the common stock of the Company. These common equity interests in Holdings LLC and all earnings or losses in excess of the preferred stockholders' annual distributions are reflected as minority interest.

     Other assets as of March 31, 2002 and December 31, 2001 includes $4.3 million and $4.2 million, respectively, representing the cumulative unpaid 11% preferred return due from Atwood Publishing, LLC, ExpoExchange, LLC and GEM Communications Holding, LLC (collectively the "Operating LLC's" under the Limited Liability Company Operating Agreement dated as of February 6, 1998.

     The Company has a $40 million Senior Credit Facility which is due and payable at maturity in September 2004. The Company is the obligor on $98.5 million in 10 3/8% Senior Subordinated Notes (the "Subordinated Notes") due November 2007, which are entitled to the benefit of the Indenture and have been registered under the Securities Act.

C.   DEBT GUARANTORS
     Atwood Publishing, LLC and subsidiaries ("Atwood"), ExpoExchange, LLC and subsidiaries ("ExpoExchange"), GEM Communications Holding, LLC and subsidiaries ("GEM"), Holdings LLC (collectively the "LLC Guarantors"), TISI Holdings, Inc. and subsidiaries ("TISI") ( the "Subsidiary Guarantors" and, together with the LLC Guarantors, the "Guarantors") are included in the consolidated results of the Company. Because the Company, directly or indirectly, owns all of the voting interests in the LLC Guarantors, the LLC Guarantors are considered wholly owned subsidiaries of the Company as defined by Regulation S-X. The Company indirectly owns all of the voting shares of the Subsidiary Guarantors.

     Each of the Guarantors jointly and severally guarantee all of the Company's debt, on a full and unconditional basis. For accounting purposes, all Guarantors are consolidated. Separate financial statements and other disclosures concerning the Guarantors are not presented because the Company's management has determined that they are not material to investors.

     The Senior Credit Facility contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or purchase capital stock; (ii) prepay, redeem or purchase debt;
     (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates; and (x) alter its lines of business. The net assets of the Guarantors approximated $64.8 million as of March 31, 2002 and $62.8 million as of December 31, 2001.

The following are condensed consolidating financial statements of The Official Information Company and the Guarantors for each period presented:

                                 MARCH 31, 2002
                                  BALANCE SHEET
                                   (UNAUDITED)

ASSETS

                                  TOIC          LLC         SUBSIDIARY         SUBTOTAL                           TOIC
                               CORPORATE     GUARANTORS     GUARANTORS        GUARANTORS      ELIMINATIONS     CONSOLIDATED
                              ------------- ------------- --------------- ----------------- ---------------- --------------
Current assets                   $ 1,800       $19,083         $14,946           $34,029           $    -        $35,829
Notes receivable and
  investments                          -             -             161               161                -            161
Investment in subsidiaries
  & affiliates                    18,320       (25,284)         14,584           (10,700)          (7,620)             -
PP&E,  net                           148         8,273           7,444            15,717                -         15,865
Intangibles & other assets,
  net                              2,240        30,150          50,256            80,406            4,278         86,924
                              ---------------------------------------------------------------------------------------------
Total assets                     $22,508       $32,222         $87,391          $119,613        $  (3,342)      $138,779
                                 =======       =======         =======          ========        =========       ========

LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)

Current liabilities                5,520        35,594          11,760            47,354            (450)         52,424
Long term debt                    98,500             -               -                 -               -          98,500
Long-term credit facility         20,000             -               -                 -               -          20,000
Other liabilities                    176             -           3,510             3,510               -           3,686
Minority interest                  2,244         3,967               -             3,967          (3,967)          2,244
Total stockholders' equity
  (deficit)                     (103,932)       (7,339)         72,121            64,782           1,075         (38,075)
                              ---------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity           $22,508       $32,222         $87,391          $119,613        $ (3,342)       $138,779
                                 =======       =======         =======          ========        =========       ========
(deficit)


                        THREE MONTHS ENDED MARCH 31, 2002
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                  TOIC          LLC          SUBSIDIARY        SUBTOTAL                           TOIC
                               CORPORATE     GUARANTORS      GUARANTORS       GUARANTORS      ELIMINATIONS     CONSOLIDATED
                              ------------- ------------- --------------- ----------------- ---------------- --------------
Revenue, net                    $    -         $18,964          $14,598           $33,562       $    -             $33,562
Costs and expenses:
     Operating costs                 -           9,902            4,627            14,529            -              14,529
     General & admin.              827           4,196            5,062             9,258            -              10,085
     Deprec. & amort.              130           3,086            1,177             4,263            -               4,393
                              ---------------------------------------------------------------------------------------------
Operating (loss) income           (957)          1,780            3,732             5,512            -               4,555
     Interest and other
       income                        2               5                2                 7            -                   9
     Interest expense           (2,940)             (7)             (15)              (22)           -              (2,962)
                              ---------------------------------------------------------------------------------------------
(Loss) income before
     minority interest
     & income tax               (3,895)          1,778            3,719             5,497            -               1,602
     Minority interest               -               -                -                 -          (37)                (37)
     Income tax expense           (724)             (1)             (82)              (83)           -                (807)
     Preferred distribution
       from LLC's                1,181               -                -                 -       (1,181)                  -
                              ---------------------------------------------------------------------------------------------
Net (loss) income              $(3,438)         $1,777           $3,637            $5,414      $(1,218)             $  758
                               ========         ======           ======            ======      ========             ======

                        THREE MONTHS ENDED MARCH 31,2002
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                  TOIC          LLC          SUBSIDIARY        SUBTOTAL                           TOIC
                               CORPORATE     GUARANTORS      GUARANTORS       GUARANTORS      ELIMINATIONS     CONSOLIDATED
                              ------------- ------------- --------------- ----------------- ---------------- --------------
Cash flows from operating
activities:
Net (loss) income               $(3,438)       $1,777          $3,637          $ 5,414         $(1,218)           $758

   Adjustments to reconcile
   net income (loss) to net
   cash (used in) provided
   by operating activities,
   net                           (1,051)        3,086           1,177            4,263           1,218           4,430

   Changes in assets &
     liabilities, net               531         6,688            (869)           5,819               -           6,350
                              -----------------------------------------------------------------------------------------
Net cash (used in) provided
  by operating activities        (3,958)       11,551           3,945           15,496               -          11,538
                              -----------------------------------------------------------------------------------------

Cash flows from investing
  activities:
  Capital expenditures               (8)         (737)           (401)          (1,138)              -          (1,146)
  Collections on contracts
    and notes receivable              -             -               2                2               -               2
  Payments on deferred
    contracts                       (25)            -              20               20               -              (5)
                              -----------------------------------------------------------------------------------------
Net cash provided by (used
  in) investing activities          (33)         (737)           (379)          (1,116)              -          (1,149)
                              -----------------------------------------------------------------------------------------

Cash flows from financing
  activities:
Net borrowing (repayment)
  of line of credit               3,991       (10,741)         (4,431)         (15,172)              -         (11,181)
                              -----------------------------------------------------------------------------------------
Net cash provided by (used
  in) financing activities        3,991       (10,741)         (4,431)         (15,172)              -         (11,181)
                              -----------------------------------------------------------------------------------------

Net (decrease) increase in
  cash and cash equivalents           0            73            (865)            (792)              -            (792)
Cash and cash equivalents
  at beginning of period              1           656           1,264            1,920               -           1,921
                              -----------------------------------------------------------------------------------------
Cash and cash equivalents
  at end of period               $    1        $  729          $  399           $1,128           $   -         $ 1,129
                                 ======        ======          ======           ======           ======        =======

                                                         DECEMBER 31, 2001
                                                           BALANCE SHEET


ASSETS

                                      TOIC           LLC          SUBSIDIARY        SUBTOTAL                        TOIC
                                   CORPORATE      GUARANTORS      GUARANTORS      GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                  ------------- ------------- --------------- ---------------- --------------- --------------
Current assets                       $1,707          $17,772         $14,215         $31,987        $    -        $33,694
Notes receivable and
investments                               -                -             163             163             -            163
Investment in subsidiaries
 & affil.                            29,897          (34,114)         11,837         (22,277)       (7,620)             -
PP&E-net                                156            8,564           7,786          16,350             -         16,506
Intangibles and other
  assets-net                          2,351           32,114          50,494          82,608         4,263         89,222
                                 -------------------------------------------------------------------------------------------
Total assets                        $34,111          $24,336         $84,495        $108,831      $(3,357)       $139,585
                                    =======          =======         =======        ========      ========       ========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities                  $4,107          $27,668         $11,054         $38,722        $    -        $42,829
Long term debt                      129,681                -               -               -             -        129,681
Deferred tax liability                 (349)               -           3,284           3,284             -          2,935
Other liabilities                       550                -             205             205             -            755
Minority interest                     2,192            3,850               -           3,850        (3,850)         2,192
Total stockholders' equity
  (deficit)                        (102,070)          (7,182)         69,952          62,770           493        (38,807)
                                 -------------------------------------------------------------------------------------------
Total liabilities and
stockholders' equity (deficit)      $34,111          $24,336         $84,495        $108,831      $(3,357)       $139,585
                                    =======          =======         =======        ========      ========       ========



                        THREE MONTHS ENDED MARCH 31, 2001
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                      TOIC           LLC        SUBSIDIARY        SUBTOTAL                            TOIC
                                   CORPORATE     GUARANTORS       GUARANTORS       GUARANTORS      ELIMINATIONS   CONSOLIDATED
                                  ------------- ------------- --------------- ----------------- ---------------- --------------
Revenue, net                                      $ 21,256           $14,958       $36,214         $     -           $36,214
                                $         -
Costs and expenses:
     Operating costs                      -         11,614             5,774        17,388               -            17,388
     General & admin.                   675          6,267             5,156        11,423               -            12,098
     Depreciation &
       amortization                     121          3,614             1,652         5,266               -             5,387
                                 ----------------------------------------------------------------------------------------------
Operating income (loss)                (796)          (239)            2,376         2,137               -             1,341
     Interest & other income             55            (43)                -           (43)              -                12
     Interest expense                (3,211)             4                 -             4               -            (3,207)
                                 ----------------------------------------------------------------------------------------------
Income (loss) before income
  taxes                              (3,952)          (278)            2,376         2,098               -            (1,854)
Minority interest                         -              -                 -             -           2,694             2,694
Income tax (expense) benefit              2             (7)             (164)         (171)              -              (169)
Preferred distribution from
  LLC's                               1,233              -                 -             -          (1,233)                -
                                 ----------------------------------------------------------------------------------------------
Net income (loss)                 $  (2,717)        $ (285)          $ 2,212        $1,927          $1,461             $ 671
                                  =========         =======          =======        =======         ======            =======

                        THREE MONTHS ENDED MARCH 31, 2001
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                    TOIC           LLC         SUBSIDIARY        SUBTOTAL                           TOIC
                                 CORPORATE     GUARANTORS      GUARANTORS       GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                ------------- ------------- --------------- ----------------- ---------------- --------------
Cash flows from operating
activities:
Net income (loss)                $ (2,717)         $(285)           $2,212           $1,927           $1,461        $   671

Adjustments to reconcile
net income (loss) to net
cash provided by (used in)
operating activities, net          (1,112)         3,614             1,652            5,266           (1,461)         2,693

Changes in assets and
  liabilities, net                  1,590          8,423            (1,429)           6,994                -          8,584
                                ------------- ----------------- --------------- ----------------- ---------------- -------------
Net cash provided by (used
  in) operating activities         (2,239)        11,752             2,435           14,187                -         11,948
                                ------------- ----------------- --------------- ----------------- ---------------- -------------
Cash flows from investing
activities:
 Proceeds from sale
   of investment                      500              -                 -                -                -            500
 Capital expenditures                   -         (1,513)             (905)          (2,418)               -         (2,418)
 Collections on contracts
   and notes receivable                 -              -                 3                3                -              3
 Payments on deferred                 (26)             -                 -                -                -            (26)
   contracts                            -        (15,500)                -          (15,500)               -        (15,500)
 Purchase of minority interest
 Payments for acquisitions,
   net of cash acquired               (40)        (3,475)             (256)          (3,731)               -         (3,771)
                                ------------- ----------------- --------------- ----------------- ---------------- -------------
Net cash used in investing
   activities                         434        (20,488)           (1,158)         (21,646)               -        (21,212)
                                ------------- ----------------- --------------- ----------------- ---------------- -------------
Cash flows from financing
activities:
    Principal payments
      of long-term debt                 -              -               (10)             (10)               -            (10)
    Net borrowing (repayment)
       of line of credit            1,780          8,763            (1,479)           7,284                -          9,064
                                ------------- ----------------- --------------- ----------------- ---------------- -------------
Net cash used in financing
   activities                       1,780          8,763            (1,489)           7,274                -          9,054
                                ------------- ----------------- --------------- ----------------- ---------------- -------------
Net (decrease) increase in
  cash and cash equivalents           (25)            27              (212)            (185)               -           (210)
Cash and cash equivalents
  at beginning of period               25            (27)              797              770                -            795
                                ------------- ----------------- --------------- ----------------- ---------------- -------------
Cash and cash equivalents
at end of period                   $    -         $   -           $    585          $   585          $     -        $   585
                                  =========      ========         ========          ========       =========        =======

D.   BUSINESS SEGMENT INFORMATION

     Operations of the Company are conducted primarily through two business segments primarily within the continental United States. These segments and the primary operations of each are as follows:

     BUSINESS TO BUSINESS COMMUNICATIONS

     ExpoExchange is a provider of registration, exhibitor marketing, travel, housing and information services to the exposition industry; Atwood is a publisher of various convention/tradeshow publications and trade journals; and GEM is the owner of several tradeshows, catering to the legalized gaming industry, and the publisher of several trade magazines and newsletters.

     INFORMATION SERVICES

     TISI is a provider of employment screening information including theft incidents, motor vehicle reports, truck driver employment information, worker's compensation information, credit reports, criminal record reports and other employment screening information and services to the trucking and other industries and motor vehicle reports to the insurance industry.

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

     During the first quarter of 2002 and 2001, no customer represented ten percent or more of the Company's revenue or operating income.

Summarized financial information by industry segment is as follows:

                                                                               For the three months
                                                                                 ended March 31,
                                                                            2002            2001
                                                                            ----            ----
                                                                                        (In thousands)
                                                                                          (Unaudited)
       NET REVENUES FROM SALES TO UNAFFILIATED CUSTOMERS:
           Business to Business Communications                             $ 18,964         $ 21,256
           Information Services                                              14,598           14,958
                                                                           --------         --------
                                                                           $ 33,562         $ 36,214
                                                                           ========         ========

       OPERATING INCOME (LOSS):
           Business to Business Communications                             $  1,780         $   (239)
           Information Services                                               3,732            2,376
                                                                           --------         --------
           Operating profit from segments                                     5,512            2,137
           Corporate expenses, net                                             (957)            (796)
           Interest and other income                                              9               12
           Interest expense                                                  (2,962)          (3,207)
                                                                           --------         --------
           Income (loss) before income taxes and minority interest         $  1,602         $ (1,854)
                                                                           ========         ========

       DEPRECIATION AND AMORTIZATION:
           Business to Business Communications                             $  3,086         $  3,614
           Information Services                                               1,177            1,652
           Corporate                                                            130              121
                                                                           --------         --------
                                                                           $  4,393         $  5,387
                                                                           ========         ========

       CAPITAL EXPENDITURES:
           Business to Business Communications                             $    737         $  1,513
           Information Services                                                 401              905
           Corporate                                                              8                -
                                                                           --------         --------
                                                                           $  1,146         $  2,418
                                                                           ========         ========

       IDENTIFIABLE ASSETS AT MARCH 31 AND DECEMBER 31:
           Business to Business Communications                             $ 57,506         $ 58,450
           Information Services                                              72,807           72,658
           Corporate                                                          8,466            8,477
                                                                           --------         --------
                                                                           $138,779         $139,585
                                                                           ========         ========


E.   ACQUISITIONS AND DISPOSITIONS OF ASSETS

         Effective January 1, 2001, the Company, through GEM, acquired certain assets of Casino Journal Publishing Group ("CJPG") for approximately $2.6 million in cash, subject to certain future working capital adjustments, and 100,000 non-voting LLC units of GEM Communications, LLC valued at approximately $1.9 million and representing approximately 10% of GEM. During the second quarter of 2001, GEM paid an additional $125,000 for certain assets of CJPG and received $482,000 as a working capital adjustment, and during the third quarter of 2001 paid an additional $250,000 for certain assets of CJPG. During the fourth quarter of 2001, the Company determined that certain intangible assets related to the CJPG acquisition had become impaired. Accordingly, the Company recorded a $2.0 million provision, which is included in depreciation and amortization, to recognize this impairment. The Company has accounted for this transaction under the purchase method of accounting. The terms of the Acquisition Agreement provided for a non-compete contract with CJPG for a four year period. During the first quarter of 2002, this contract was terminated and accordingly, the Company wrote off the remaining unamortized balance of the non-compete cost in the amount of $667,000, which is included in depreciation and amortization.

         On January 19, 2001, the Company acquired from 3MC the non-voting LLC units (valued at approximately $30 million at the time of acquisition) of ExpoExchange issued on June 1, 2000 for substantially all the assets of the e-Products Division of 3MC for $15.5 million and sold its stock in 3MC back to 3MC for $500,000 (a write down to recognize the impairment of this equity investment was recorded at December 31, 2000). As a result of the acquisition of the LLC units in 2001, related minority interest was eliminated and goodwill was reduced by $14.5 million. During 2001, the Company restructured the EES organization and management, and closed its Atlanta facility at a cost of approximately $1.4 million, relating primarily to severance and contract termination costs of which approximately $75,000 was paid during the first quarter 2002 with $55,000 remaining unpaid as of March 31, 2002.

         A provision of $627,000 was recorded in December 2001 related to the decision to divest the World Gaming Congress & Expo tradeshow and the related closing of the GEM Norwalk, CT office of which approximately $106,000 was paid during the first quarter 2002 with $268,000 remaining unpaid as of March 31, 2002. As a result of the termination of a contract with a lower than expected termination cost, the reserve was reduced by approximately $253,000 and accordingly, reflected in general and administrative expense during the quarter.


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


MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

         The policies discussed below are considered by management to be critical to an understanding of the financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustments.

Reservation Services Revenue Recognition

         Revenues for housing reservation services are recognized as reservations are made under the terms of individual event contracts, net of a provision for cancellations. The provision for cancellations is based on historical cancellation experience, including adjustments for current conditions. Management routinely reviews estimates of provisions for cancellations to adjust for changes in outlook. There is no certainty that events beyond anyone's control such as economic downturns or significant prolonged decreases in travel and event attendance will not occur and accordingly, cause significant cancellations or even cancellation of the event and result in significant refunds.

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

RESULTS OF OPERATION

     Revenues. Net revenues for the three months ended March 31, 2002 totaled $33.6 million, a decrease of $2.7 million (7%) from the first quarter of 2001. The Business-to-Business Communications segment revenue totaled $19.0 million for the three months ended March 31, 2002, a decrease of $2.3 million (11%) from the first quarter of 2001. At ExpoExchange, reduced travel, tradeshow attendance and lower exhibitor participation resulted in lower registration and exhibitor services volume and a decrease in revenue of $780,000 (6%). At Atwood, first quarter 2002 revenue declined approximately $823,000 (17%) compared with the first quarter of 2001, principally as the result of soft advertising spending at tradeshows and in Atwood's proprietary publications. First quarter 2002 net revenues at GEM decreased by approximately $689,000 (28%), compared with the same period in 2001, primarily from lower advertising revenue across GEM's domestic and international publications.

         The Information Services segment produced first quarter 2002 revenue of $14.6 million, a decrease of $360,000 (2%) from the first quarter of 2001. TISI's first quarter 2002 revenue decline from the first quarter of 2001 was due principally to lower employment screening volume in the trucking, aviation, financial services, staffing and gaming industries.

     Operating Costs. Operating costs decreased $2.9 million (16%) during the first quarter of 2002 compared with the same period in 2001, more than offsetting the comparable decline in net revenue. Business-to-Business Communications' first quarter 2002 operating costs decreased $1.7 million (15%) on 11% lower revenue compared with first quarter 2001. The decline was attributable principally to lower volume, cost control measures taken across the segment and productivity improvements resulting from prior investments in technology.

         Information Services operating costs decreased 20% ($1.1 million) during the first quarter of 2002, compared with the first quarter of 2001, on a 2% decline in net revenues. The decrease was attributable principally to lower employment screening volume, cost control measures and productivity improvements resulting from prior investments in technology.

     General and Administrative Expenses. General and administrative expenses decreased $2.0 million (17%) during the first quarter of 2002 compared with the first quarter of 2001. Lower general and administrative expense resulted principally from expense reduction actions across both segments including the restructuring of EES at ExpoExchange.

     Depreciation and Amortization. Depreciation and amortization decreased $1.0 million (18%) during the first quarter of 2002 compared with the same period in 2001. The decrease resulted principally from the adoption of FASB Statement

No. 142 "Goodwill and Other Intangible Assets" which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually.

     Interest Expense. Interest expense totaled $3.0 million and $3.2 million for the three months ended March 31, 2002 and 2001, respectively. Interest expense results primarily from debt incurred in connection with the Recapitalization. Interest expense decreased in the first quarter of 2002 compared with the same period in 2001 as a result of lower utilization of the Company's Senior Credit Facility and lower interest rates.

     EBITDA. EBITDA totaled $9.0 million during the first quarter of 2002 compared with $7.6 million during the same period in 2001. The increase resulted primarily from higher EBITDA at ExpoExchange and TISI principally as the result of savings in operating costs and general and administrative expenses during first quarter of 2002 compared to the same period in 2001. The following table presents a reconciliation of net income to EBITDA:

                                                    Three Months Ended
                                                         March 31,
                                                         ---------
                                                     2002         2001
                                                     ----         ----

Net income                                           $758         $671

  Depreciation and amortization                     4,393        5,387
  Interest expense                                  2,962        3,207
  Minority interest                                    37       (2,694)
  Income tax expense                                  807          169
  Non-recurring loss from divested tradeshow          167           --
  Restructuring and reorganization costs             (118)         823
                                                   -------       -----
                                                    9,006        7,563
Less:
  Interest and other income                            (9)         (12)
                                                   -------      ------
EBITDA                                             $8,997       $7,551
                                                   =======      ======

   EBITDA is considered by the Company's private equity investors, senior lenders, and subordinated bond holders as a primary measure of the Company's performance. The calculation of EBITDA as defined herein is consistent with the calculation of EBITDA required by the Company's credit agreements. EBITDA is included because management believes that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest expense, repay debt and make capital expenditures. Excluded from EBITDA are interest expense, income taxes, depreciation and amortization, unusual gains and losses (including provision for restructuring expenses of the EES Division of ExpoExchange and the GEM Tradeshow Division in
2001), minority interest in consolidated subsidiaries, discontinued operations, extraordinary loss, net of tax, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. The Company is the obligor on $98.5 million of 10-3/8% Senior Subordinated Notes (the "Notes") which were issued under an Indenture dated October 29, 1997 between the Company and IBJ Schroder Bank & Trust Company, as Trustee (the "Indenture") and have been registered under the Securities Act. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt of the Company. The Notes are guaranteed on a subordinated basis by all of the active wholly owned subsidiaries of the Company. The Notes are limited in aggregate principal amount to $98.5 million and mature on November 1, 2007. Interest on the Notes accrues at the rate of 10-3/8% per annum payable semiannually in cash on each May 1 and November 1. Interest on the Notes accrue from the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance. The Notes are not entitled to the benefit of any mandatory sinking fund. The Notes may be redeemed, at the Company's option, in whole at any time or in part from time to time, on and after November 1, 2002, upon not less than 30 nor more than 60 days' notice, at certain specified redemption prices, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption. The Indenture provides that upon the occurrence of a Change of Control, each Holder will have the right to require that the Company purchase all or a portion of such Holder's Notes, at a purchase price equal to 101% of the principal amount thereof plus accrued interest (and additional interest as defined in the Indenture) to the date of purchase. The Indenture contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or repurchase capital stock; (ii) prepay, redeem or purchase debt; (iii) make investments, (iv) transact with affiliates, (v) incur additional indebtedness, (vi) restrict the ability of subsidiaries to declare dividends of make loans to the Company, (vii) amend or otherwise alter certain interests in TOIC Holdings, LLC, (viii) sell assets,
(ix) permit restricted subsidiaries to issue preferred stock, (x) incur liens or
(xi) alter the business. The Indenture also contains certain customary affirmative covenants and events of default.

         In 1997, the Company entered into a $25 million Revolving Senior Credit Facility (the "Senior Credit Facility"). On February 2, 2001, the Company's Senior Credit Facility was increased from $25 million to $40 million with two banks, which is due and payable at maturity in September 2004. The Senior Credit Facility is secured by a first priority lien on substantially all of the properties and assets of the Company and its subsidiaries, owned now or acquired later. The Senior Credit Facility is guaranteed by certain of the subsidiaries of the Company (the "Guarantors"). At the Company's option, the interest rate per annum applicable to the Senior Credit Facility will be a fluctuating rate of interest measured by reference either to: (i) LIBOR plus the applicable borrowing margin or (ii) Base rate, which is the greater of the published prime rate of the lender or the overnight federal funds rate plus 0.5% (the "Base Rate") plus the applicable borrowing margin. The applicable borrowing margin for the Senior Credit Facility will range from 2.25% to 3.00% for LIBOR based borrowings and 1.0% to 1.75% for Base Rate based borrowings. The Company has agreed to pay certain fees with respect to the Senior Credit Facility including
(i) upfront facility fees, (ii) agent and arrangement fees and (iii) commitment fees of 0.5% per annum on the unused portion of the Senior Credit Facility. The commitments under the Senior Credit Facility are required to be permanently reduced with: (i) 100% of the net cash proceeds of all non-ordinary-course asset sales or other dispositions of the property by the Company and its subsidiaries, including insurance and condemnation proceeds, subject to limited exceptions and
(ii) 100% of the net proceeds of issuance of equity or debt obligations of the Company and its subsidiaries, subject to limited exceptions. The Company may voluntarily reduce the commitment in amounts of $1.0 million or more at any time without premium or penalty. The Senior Credit Facility contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or repurchase capital stock; (ii) prepay, redeem or purchase debt; (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates and (x) alter its lines of business. The Company must also make certain customary indemnification's of the lenders and their agents and will also be required to comply with financial covenants (based on adjusted pro forma EBITDA) with respect to: (i) a maximum leverage ratio; (ii) a maximum senior leverage ratio; (iii) a minimum interest coverage ratio and (iv) a minimum fixed charge coverage ratio. The Senior Credit Facility also contains certain customary affirmative covenants. Events of default under the Senior Credit Facility include: (i) the Company's failure to pay principal or interest when due; (ii) the Company's material breach of any covenant, representation or warranty contained in the loan documents; (iii) customary cross-default provisions; (iv) events of bankruptcy, insolvency or dissolution of the Company or the Guarantors; (v) the levy of certain judgments against the Company, any Guarantor, or its assets; (vi) certain adverse events under ERISA plans of the Company or the Guarantors; (vii) the actual or asserted invalidity of security documents or guarantees of the Company or the Guarantors and (viii) a change of control of the Company. At March 31, 2002, the Company was in compliance with all covenants of the Senior Credit Facility. At March 31, 2002, the Company had $20.0 million outstanding under the Senior Credit Facility (at various interest rates ranging from 4.48% to 5.75%).

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

         The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under the $40 million Senior Credit Facility. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for the Company's working capital, capital expenditures, security for letters of credit and other needs. No assurance can be given, however, that this will be the case. At March 31, 2002, the Company had $11.2 million available under the Senior Credit Facility, net of letters of credit totaling $8.8 million which are secured by the Senior Credit Facility. At March 31, 2002 $3.7 million was held in cash reserves by the Company's credit card processors under terms of their merchant processing agreements. The Company has issued Letters of Credit to replace these reserves and the cash reserves will be reduced to zero over the next several months.

     Capital Expenditures. Management anticipates that capital expenditures in 2002 will be approximately $10.5 million. The primary capital expenditures will be for computer equipment and software, and database acquisitions at TISI and. TISI continues to offer its customers in the trucking industry credits for providing employment information to be utilized in its database, which credits can be used against charges for future services from such division. All of the credits earned are considered capital expenditures for the acquisition of such data. Management anticipates positive cash flow from operations in 2002, even after the anticipated capital expenditures for 2002. Thus, with the Company's available cash reserves and cash flow, management does not anticipate a need for additional capital or increased borrowing facilities during 2002 except for possible future acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

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

INFLATION

         Management anticipates the effect of inflation on the Company's operations during 2002 will be primarily limited to the effects which general inflation will have on costs in most areas in which the Company operates.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report for the quarter ended March 31, 2002, as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "seek," "plan," as well as variations of such words and similar expressions, are intended to identify forward-looking statements. While management believes these statements are reasonable, actual results could differ materially from those projected by such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".



                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a) List of Exhibits:
            None
        (b) Reports on Form 8-K
            None


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      May 15, 2002

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