Form 10-Q
period 2002-06-30
OFFICIAL INFORMATION CO
filed 2002-08-14
CIK 847841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR


     ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                            ________ TO _____________


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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO ------

     As of August 14, 2002, 112,367 shares of common stock were outstanding, of which 72,367 were owned by VS&A T/SF, L.L.C. and 40,000 were owned by Fir Tree-TOIC, L.L.C., respectively.

                                     PART I

                          Item 1. Financial Information

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                   ASSETS                                          JUNE 30,         DECEMBER 31,
                   ------                                            2002               2001
                                                                     ----               ----
                                                                  (UNAUDITED)
Current assets:
    Cash and cash equivalents                                         $2,999          $1,921
    Accounts receivable, less reserve for doubtful accounts
         of $1,034  in 2002 and $880 in 2001                          23,627          23,562
    Inventories                                                          102             100
    Notes receivable and other current assets                          6,704           8,111
                                                                       -----           -----

          Total current assets                                        33,432          33,694

Notes receivable and investments                                         157             163

Property and equipment, at cost:                                      42,673          41,363
    Less accumulated depreciation                                    (28,245)        (24,857)
                                                                    --------        --------
         Property and equipment, net                                  14,428          16,506

Intangibles and other assets, net                                     83,514          89,222
                                                                    --------        --------

                                                                    $131,531        $139,585
                                                                    ========        ========





See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

     LIABILITIES AND STOCKHOLDERS' DEFICIT                      JUNE 30,          DECEMBER 31,
     -------------------------------------                        2002                2001
                                                                  ----                ----
                                                               (UNAUDITED)
Current liabilities:
    Accounts payable                                               8,221             6,795
    Accrued liabilities                                           13,481            15,950
    Deferred revenue                                               2,937             5,353
    Customer deposits                                             19,152            14,731
                                                                  ------            ------

         Total current liabilities                                43,791            42,829

Long-term debt                                                    98,500            98,500
Long-term credit facility                                         20,100            31,181
Deferred income tax liability                                      2,935             2,935
Other liabilities                                                    572               755
Minority interest                                                  2,331             2,192

Stockholders' deficit:
    Common stock, $.10 par value, 150,000 shares authorized           42                42
    Additional paid-in capital                                    56,497            56,497
    Accumulated other comprehensive income                           191               179
    Retained earnings                                             21,048            18,951
                                                                  ------            ------
                                                                  77,778            75,669
    Treasury stock                                              (114,476)         (114,476)
                                                                --------          --------
         Total stockholders' deficit                             (36,698)          (38,807)
                                                                --------          --------

                                                                $131,531          $139,585
                                                                ========          ========





See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                            JUNE 30,                           JUNE 30,
                                                                            --------                           --------
                                                                       2002           2001               2002            2001
                                                                       ----           ----               ----            ----
Revenue, net                                                         $35,412        $  36,518          $68,974         $72,732

Costs and expenses:
    Operating costs                                                   16,607           17,791           31,136          35,179
    General and administrative                                         8,371            9,692           18,456          21,790
    Depreciation and amortization                                      3,849            6,366            8,242          11,753
                                                                     -------        ---------          -------         -------
          Operating income                                             6,585            2,669           11,140           4,010

    Interest and other income                                            237               11              246              23
    Interest expense                                                  (2,913)          (3,018)          (5,875)         (6,225)
                                                                     -------        ---------          -------         -------
Income (loss) before minority interest and income taxes
                                                                       3,909             (338)           5,511          (2,192)

Minority interest in (earnings) loss of consolidated
    entity                                                            (1,552)            (427)          (1,589)          2,267
Income tax expense                                                    (1,018)            (708)          (1,825)           (877)
                                                                     -------        ---------          -------         -------

         Net income (loss)                                             1,339           (1,473)           2,097            (802)
Foreign currency translation income (loss)                                38               29               12            (335)
                                                                     -------        ---------          -------         -------
Total comprehensive income (loss)                                     $1,377          $(1,444)          $2,109         $(1,137)
                                                                     =======        =========          =======         =======



See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    2002                2001
                                                                    ----                ----
                                                               (UNAUDITED)           (UNAUDITED)
Cash flows from operating activities:
    Net  income (loss)                                             $2,097              $  (802)

    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                              8,242               11,753
         Minority interest                                          1,589               (2,267)
         Gain on sale of property, net                               (421)                   -
         Changes in assets and liabilities                          2,001                1,572
                                                                   ------             --------

                Total adjustments                                  11,411               11,058
                                                                   ------             --------

        Net cash provided by operating activities                  13,508               10,256
                                                                   ------             --------

Cash flows from investing activities:
    Collections on contract and notes receivable                        5                    7
    Capital expenditures                                           (2,396)              (6,580)
    Proceeds from sale of property, net                             1,225                    -
    Proceeds from sale of equity investment                             -                  500
    Purchase of minority interest                                       -              (15,500)
    Payments for acquisitions, net of cash acquired                     -               (2,443)
    Payments on deferred contract liabilities                        (183)                 (50)
                                                                   ------             --------

        Net cash used in investing activities                      (1,349)             (24,066)
                                                                   ------             --------

Cash flows from financing activities:
    Principal payments of long-term debt                                -                 (510)
    Net (repayments) borrowings of line of credit                 (11,081)              14,855
                                                                   ------             --------
        Net cash (used in) provided by financing activities       (11,081)              14,345
                                                                   ------             --------

Net increase  in cash and cash equivalents                          1,078                  535

Cash and cash equivalents at beginning of period                    1,921                  795
                                                                   ------             --------

Cash and cash equivalents at end of period                         $2,999             $  1,330
                                                                   ======             ========



See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                 2002                2001
                                                                 ----                ----
                                                            (UNAUDITED)           (UNAUDITED)
Supplemental disclosure of cash flow information:
          Cash paid for:
                  Interest                                      $ 5,937          $6,263
                  Income taxes                                  $ 2,862          $1,716


Supplemental disclosure of non-cash transactions:
         Exchange of non-voting LLC units of Gem
         Communications, LLC in connection with
         the acquisition of certain assets of CJPG                 -             $1,850








See accompanying notes to consolidated condensed financial statements.

                        THE OFFICIAL INFORMATION COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated condensed financial statements of The Official Information Company ("TOIC" or the "Company"), include the accounts of TOIC, its majority-owned subsidiaries and controlled affiliates. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest at June 30, 2002 and December 31, 2001 consist of the equity interests in TOIC Holdings, LLC owned by VS&A-TOIC, Fir Tree-TOIC, L.L.C.; non-voting equity interest in ExpoExchange, LLC (ExpoExchange) held by two individual sellers of the assets of International Travel Services, Inc; non-voting equity interest in Total Information Services, Inc. (TISI) held by several individual sellers of United States Mutual Association and non-voting equity interest in GEM Communications, LLC (GEM), held by several individual sellers of certain assets of Casino Journal Publishing Group.

     INTERIM REPORTING. The accompanying interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management are considered necessary for a fair presentation of the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and related notes thereto included in TOIC's annual report on Form 10-K for the year ended December 31, 2001.

     RECLASSIFICATIONS

     Certain 2001 account balances have been reclassified to conform to the 2002 consolidated financial statement presentation.

     RECENTLY ADOPTED ACCOUNTING STANDARDS

     In November 2001, the FASB issued EITF Issue No. 01-14 Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. The EITF Issue No. 01-14 concluded that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. EITF Issue No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent and No. 00-10 Accounting for Shipping and Handling Fees provided the principal support for the conclusions. This pronouncement is effective for financial reporting periods beginning after December 15, 2001 and requires that comparative financial statements for prior periods be reclassified to comply with the guidance in the staff announcement. The Company received approximately $1.9 million and $3.3 million for reimbursements in the three and six months ended June 30, 2002, respectively and $2.0 million and $3.6 million for reimbursements in the three and six months ended June 30, 2001, respectively.

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

     The changes in the carrying amount of acquired intangible assets for the six month period ended June 30, 2002 are as follows:

                                     Business-to-Business   Information
                                        Communications        Services       Corporate        Total
                                        --------------        --------       ---------        -----
     Intangible assets:
     ------------------
     Balance as of:
     December 31, 2001                  $17,820                $14,980        $4,051         $36,851
     Additions                               50                    385             -             435
     Disposals                                -                   (711)            -            (711)
                                        -------                -------        ------         -------
     June 30, 2002                      $17,870                $14,654        $4,051         $36,575
                                        =======                =======        ======         =======

     Accumulated Amortization:
     -------------------------
     Balance as of:
     December 31, 2001                   $8,280                 $3,801        $1,699         $13,780
     Disposals                                -                   (711)            -            (711)
     Amortization expense                 2,751                    836           231           3,818
                                        -------                -------        ------         -------
     June 30, 2002                      $11,031                 $3,926        $1,930         $16,887
                                        =======                =======        ======         =======

     Balance as of June 30, 2002        $ 6,839                $10,728        $2,121         $19,688
                                        =======                =======        ======         =======

     The components of acquired intangible assets as of June 30, 2002 are as follows:

                                      Business-to-Business             Information
                                         Communications                  Services                   Corporate
                                         --------------                  --------                   ---------
                                 Gross                           Gross                         Gross
                                 Carrying         Accumulated    Carrying    Accumulated       Carrying      Accumulated
                                 Amount          Amortization    Amount     Amortization       Amount        Amortization
                                 ------          ------------    ------     ------------       ------        ------------
      Employment Information    $     -            $     -        $3,459       $1,863          $     -          $    -
      Customer lists              6,900              1,977         8,885        1,357                -               -
      Developed technology        8,150              6,714             -            -                -               -
      Trademark/Tradename         1,800              1,326         1,470          225                -               -
      Non-Compete                 1,020              1,014             -            -                -               -
      Database                        -                  -           840          481                -               -
      Debt financing costs            -                  -             -            -            4,051           1,930
                                -------            -------       -------       ------           ------          ------
                                $17,870            $11,031       $14,654       $3,926           $4,051          $1,930
                                =======            =======       =======       ======           ======          ======

     As of June 30, 2002, there is $21,540 and $39,212 of unamortized goodwill in Business-to-Business Communications and Information Services, respectively.

     Summarized below is pro forma net income for the three and six month periods ended June 30, 2002 and June 30, 2001 as adjusted for amortization expense that is no longer recorded in accordance with Statement No. 142:

                                          For the Three Months Ended            For the Six Months Ended
                                                    June 30,                             June 30,
                                                    --------                             --------
                                            2002                 2001            2002           2001
                                            ----                 ----            ----           ----
       Net income (loss) as reported      $ 1,339              $(1,473)         $ 2,097        $ (802)
       Goodwill amortization                    -                2,582                -         4,642
                                          -------              -------          -------        ------
       Adjusted net income                $ 1,339              $ 1,109          $ 2,097        $3,840
                                          =======              =======          =======        ======

     Effective January 1, 2002, the Company adopted Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both Statement 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement No. 144 retains the fundamental provisions in Statement No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement No. 121. Statement No. 144 retains the basic provisions of Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The adoption of Statement No. 144 did not have a material impact on the Company's financial statements because impairment assessments under Statement No. 144 are largely unchanged from Statement No. 121. The provisions of Statement No. 144 generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

B.   CAPITALIZATION

     Pursuant to a tender offer completed on October 9,1997 by the Company for its common stock, a purchase consummated on October 9, 1997 by a subsidiary of VS&A-TOIC, LLC. ("VS&A-TOIC") of 881,988 shares of common stock, the repurchase consummated on October 9, 1997 by the Company of certain employee stock options, a reverse stock split of the shares of common stock consummated on February 27, 1998 that resulted in the elimination of all shares of common stock other than those held by VS&A-TOIC and Fir Tree Value Fund, LP, Fir Tree Institutional Value Fund, LP, and Fir Tree Value Partners L.D.C. (collectively, "Fir Tree" and, together with VS&A-TOIC, the "Equity Investors"), and a drop down restructuring consummated on February 27, 1998, the Company was recapitalized and VS&A-TOIC and Fir Tree own approximately 64.4% and 35.6% of the common stock, respectively.

     The Company holds a $45 million preferred equity interest in TOIC Holdings, LLC ("Holdings, LLC") and its related Operating, LLC's. The preferred equity interest carries an 11% annual distribution and the Company has total voting, operational and management control of Holdings, LLC and the Operating LLC's. The Equity Investors purchased common equity interests in Holdings, LLC for approximately $4.5 million in the same proportion as their ownership of the common stock of the Company. These common equity interests in Holdings, LLC and all earnings or losses in excess of the preferred stockholders' annual distributions are reflected as minority interest.

     Other assets as of June 30, 2002 and December 31, 2001 includes $2.8 million and $4.2 million, respectively, representing the cumulative unpaid 11% preferred return due from Atwood Publishing, LLC,

     ExpoExchange, LLC, and GEM Communications Holding, LLC (collectively the " Operating LLC's") under the Limited Liability Company Operating Agreement dated as of February 6, 1998.

     The Company has a $40 million Senior Credit Facility which is due and payable at maturity in September 2004. The Company is the obligor on $98.5 million in 10 3/8% Senior Subordinated Notes (the "Subordinated Notes") due November 2007, which are entitled to the benefit of the Indenture and have been registered under the Securities Act.


C.   DEBT GUARANTORS

     Atwood Publishing, LLC and subsidiaries ("Atwood"), ExpoExchange, LLC and subsidiaries ("ExpoExchange"), GEM Communications Holdings, LLC and subsidiaries ("GEM"), and Holdings, LLC (collectively the "LLC Guarantors"), TISI Holdings, Inc. and subsidiaries ("TISI") (the "Subsidiary Guarantors" and, together with the LLC Guarantors, the "Guarantors") are included in the consolidated results of the Company. Because the Company, directly or indirectly, owns all of the voting interests in the LLC Guarantors, the LLC Guarantors are considered wholly owned subsidiaries of the Company as defined by Regulation S-X. The Company indirectly owns all of the voting shares of the Subsidiary Guarantors.

     Each of the Guarantors jointly and severally guarantees all of the Company's debt, on a full and unconditional basis. For accounting purposes, all Guarantors are consolidated. Separate financial statements and other disclosures concerning the Guarantors are not presented because the Company's management has determined that they are not material to investors.

     The Company's $40 million Senior Credit Facility contains covenants, among others, restricting or limiting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or purchase capital stock;
     (ii) prepay, redeem or purchase debt; (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers and acquisitions; (ix) retain proceeds from asset sales; (x) transact with affiliates; and (xi) alter its lines of business. The net assets of the Guarantors approximated $62.4 million as of June 30, 2002 and $ 62.8 million as of December 31, 2001.

     The Company has classified these borrowings as long-term as there is no mandatory repayment until September 2004.

     The following are condensed consolidating financial statements of The Official Information Company and the Guarantors for each period presented:


                                  JUNE 30, 2002
                                  BALANCE SHEET
                                   (UNAUDITED)

ASSETS
------

                                      TOIC             LLC        SUBSIDIARY     SUBTOTAL                        TOIC
                                    CORPORATE      GUARANTORS     GUARANTORS    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                    ---------      ----------     ----------    ----------    ------------   ------------
Current assets                      $   1,678      $  16,151      $  15,603     $  31,754        $    --      $  33,432
Notes receivable and
  investments                              --             --            157           157             --            157
Investment in subsidiaries &
  affiliates                           21,179        (31,379)        17,820       (13,559)        (7,620)            --
PPE, net                                  133          7,824          6,471        14,295             --         14,428
Intangibles & other assets, net         2,144         28,527         50,030        78,557          2,813         83,514
                                    -----------------------------------------------------------------------------------
Total assets                        $  25,134      $  21,123      $  90,081     $ 111,204      $  (4,807)     $ 131,531
                                    =========      =========      =========     =========      =========      =========


LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities                     2,412         29,922         11,457        41,379             --         43,791
Long term debt                        118,600             --             --            --             --        118,600
Other liabilities                         151             --          3,356         3,356             --          3,507
Minority interest                       2,331          4,020             --         4,020         (4,020)         2,331
Total stockholders' equity
  (deficit)                           (98,360)       (12,819)        75,268        62,449           (787)       (36,698)
                                    -----------------------------------------------------------------------------------
Total liabilities and
Stockholders' equity (deficit)      $  25,134      $  21,123      $  90,081     $ 111,204      $  (4,807)     $ 131,531
                                    =========      =========      =========     =========      =========      =========

                         SIX MONTHS ENDED JUNE 30, 2002
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                  TOIC           LLC        SUBSIDIARY     SUBTOTAL                        TOIC
                                CORPORATE    GUARANTORS     GUARANTORS    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                ---------    ----------     ----------    ----------   ------------    ------------

Revenue, net                    $     --      $ 39,006      $ 29,968      $ 68,974      $     --         $ 68,974
Costs and expenses:
     Operating costs                  --        20,870        10,266        31,136            --           31,136
     General & admin               1,615         7,532         9,309        16,841            --           18,456
     Deprec.& amort                  262         5,635         2,345         7,980            --            8,242
                                -----------------------------------------------------------------------------------
Operating (loss) income           (1,877)        4,969         8,048        13,017            --           11,140
     Interest and other
       income (expense)             (190)           15           421           436            --              246
     Interest expense             (5,769)          (91)          (15)         (106)           --           (5,875)
                                -----------------------------------------------------------------------------------
(Loss) income before
       income tax                 (7,836)        4,893         8,454        13,347            --            5,511
     Minority interest                --            --            --            --        (1,589)          (1,589)
     Income tax expense           (1,666)           (5)         (154)         (159)           --           (1,825)
     Preferred distribution
       from LLC's                  2,479            --            --            --        (2,479)              --
                                -----------------------------------------------------------------------------------
Net (loss) income               $ (7,023)     $  4,888      $  8,300      $ 13,188      $ (4,068)        $  2,097
                                ========      ========      ========      ========      ========         ========

                          SIX MONTHS ENDED JUNE 30,2002
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                     TOIC           LLC        SUBSIDIARY     SUBTOTAL                       TOIC
                                   CORPORATE    GUARANTORS     GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------    ----------     ----------    ----------   ------------   ------------
Cash flows from operating
activities:
Net (loss) income                  $ (7,023)     $  4,888      $  8,300      $ 13,188      $ (4,068)       $  2,097
   Adjustments to reconcile
   net income (loss) to net
   cash (used in) provided by
   operating activities              (2,217)        5,635         1,924         7,559         4,068           9,410
   Changes in assets &
     liabilities                     (1,680)        4,148          (467)        3,681            --           2,001
                                   ----------------------------------------------------------------------------------
Net cash (used in) provided
     by operating activities        (10,920)       14,671         9,757        24,428            --          13,508
                                   ----------------------------------------------------------------------------------

Cash flows from investing
    activities:
  Proceeds from sale
    of property, net                     --            --         1,225         1,225            --           1,225
  Capital expenditures                   (7)       (1,392)         (997)       (2,389)           --          (2,396)
  Collections on contracts and
     notes receivable                    --            --             5             5            --               5
  Payments on deferred
     contracts                          (50)           --          (133)         (133)           --            (183)
                                   ----------------------------------------------------------------------------------
Net cash (used in)  provided
     by investing activities            (57)       (1,392)          100        (1,292)           --          (1,349)
                                   ----------------------------------------------------------------------------------

Cash flows from financing
activities:
Net borrowing (repayment)
     of  line of credit              10,977       (12,872)       (9,186)      (22,058)           --         (11,081)
                                   ----------------------------------------------------------------------------------
Net cash provided by (used in)
     financing activities            10,977       (12,872)       (9,186)      (22,058)           --         (11,081)
                                   ----------------------------------------------------------------------------------

Net increase in cash
     and cash equivalents                --           407           671         1,078            --           1,078

Cash and cash equivalents at
     beginning of period                  1           656         1,264         1,920            --           1,921
                                   ----------------------------------------------------------------------------------

Cash and cash  equivalents at
     end of period                 $      1      $  1,063      $  1,935      $  2,998      $     --        $  2,999
                                   ========      ========      ========      ========      ========        ========

                                DECEMBER 31, 2001
                                  BALANCE SHEET

ASSETS
------

                                        TOIC           LLC        SUBSIDIARY     SUBTOTAL                       TOIC
                                      CORPORATE    GUARANTORS     GUARANTORS    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                      ---------    ----------     ----------    ----------    ------------   ------------
Current assets                        $   1,707    $  17,772      $  14,215     $  31,987      $      --      $  33,694
Notes receivable and investments             --           --            163           163             --            163
Investment in subsidiaries & affil       29,897      (34,114)        11,837       (22,277)        (7,620)            --
PPE-net                                     156        8,564          7,786        16,350             --         16,506
Intangibles and other assets-net          2,351       32,114         50,494        82,608          4,263         89,222
                                      ------------------------------------------------------------------------------------
Total assets                          $  34,111    $  24,336      $  84,495     $ 108,831      $  (3,357)     $ 139,585
                                      =========    =========      =========     =========      =========      =========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities                   $   4,107    $  27,668      $  11,054     $  38,722      $      --      $  42,829
Long term debt                          129,681           --             --            --             --        129,681
Deferred tax liability                     (349)          --          3,284         3,284             --          2,935
Other liabilities                           550           --            205           205             --            755
Minority interest                         2,192        3,850             --         3,850         (3,850)         2,192
Total stockholders' equity
   (deficit)                           (102,070)      (7,182)        69,952        62,770            493        (38,807)
                                      ------------------------------------------------------------------------------------

Total liabilities and
stockholders' equity (deficit)        $  34,111    $  24,336      $  84,495     $ 108,831      $  (3,357)     $ 139,585
                                      =========    =========      =========     =========      =========      =========



                         SIX MONTHS ENDED JUNE 30, 2001
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                        TOIC           LLC        SUBSIDIARY     SUBTOTAL                       TOIC
                                      CORPORATE    GUARANTORS     GUARANTORS    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                      ---------    ----------     ----------    ----------    ------------   ------------
Revenue, net                          $      --    $  43,275      $  29,457      $ 72,732      $      --      $  72,732
Costs and expenses:
     Operating costs                         --       23,947         11,232        35,179             --         35,179
     General &admin                       1,607       10,549          9,634        20,183             --         21,790
     Depreciation & amortization            367        7,958          3,428        11,386             --         11,753
                                      ------------------------------------------------------------------------------------
Operating (loss) income                  (1,974)         821          5,163         5,984             --          4,010
     Interest & other income                 --
     (expense)                                5           18             --            18             --             23
     Interest expense                    (6,205)          --            (20)          (20)            --         (6,225)
                                      ------------------------------------------------------------------------------------
(Loss) income  before income             (8,174)         839          5,143         5,982             --         (2,192)
    taxes
Minority interest                            --           --             --            --          2,267          2,267
Income tax expense                         (537)          (6)          (334)         (340)            --           (877)
Preferred distribution from LLC's         2,479           --             --            --         (2,479)            --
                                      ------------------------------------------------------------------------------------
Net (loss) income                     $  (6,232)   $     833      $   4,809      $  5,642      $    (212)     $    (802)
                                      =========    =========      =========      ========      =========      =========

                         SIX MONTHS ENDED JUNE 30, 2001
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                       TOIC           LLC        SUBSIDIARY     SUBTOTAL                        TOIC
                                     CORPORATE    GUARANTORS     GUARANTORS    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                     ---------    ----------     ----------    ----------    ------------   ------------
Cash flows from operating
activities:
Net (loss) income                    $ (6,232)     $    833      $  4,809      $  5,642      $   (212)       $   (802)

Adjustments to reconcile net
(loss) income  to net cash
provided by  operating
activities, net                        (2,112)        7,958         3,428        11,386           212           9,486
Changes in assets and
   liabilities, net                    (1,748)        3,186           134         3,320            --           1,572
                                     ------------------------------------------------------------------------------------
Net cash (used in) provided by
operating activities                  (10,092)       11,977         8,371        20,348            --          10,256
                                     ------------------------------------------------------------------------------------

Cash flows from investing
activities:
   Proceeds from sale of
     investment                           500            --            --            --            --             500
   Collection on notes
      receivable                           --            --             7             7            --               7
   Capital expenditures                  (154)       (4,535)       (1,891)       (6,426)           --          (6,580)
   Payments on deferred
      contracts                           (50)           --            --            --                           (50)
   Purchase of minority interest           --       (15,500)           --       (15,500)                      (15,500)
   Payments for acquisitions,
      net of cash acquired                 --        (2,404)          (39)       (2,443)                       (2,443)
                                     ------------------------------------------------------------------------------------
Net cash provided by (used in)
investing activities                      296       (22,439)       (1,923)      (24,362)           --         (24,066)
                                     ------------------------------------------------------------------------------------

Cash flows from financing
activities:
    Principal payments
       of long-term debt                   --            --          (510)         (510)           --            (510)
    Net borrowing (repayment)
       of line of credit                9,771        10,843        (5,759)        5,084            --          14,855
                                     ------------------------------------------------------------------------------------
Net cash provided by (used in)
financing activities                    9,771        10,843        (6,269)        4,574            --          14,345
                                     ------------------------------------------------------------------------------------

Net (decrease) increase in cash
and cash equivalents                      (25)          381           179           560            --             535
Cash and cash equivalents at
beginning of period                        25           (27)          797           770            --             795
                                     ------------------------------------------------------------------------------------
Cash and cash equivalents at end
of period                            $     --      $    354      $    976      $  1,330            --        $  1,330
                                     ========      ========      ========      ========      ========        ========

                        THREE MONTHS ENDED JUNE 30, 2002
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                         TOIC           LLC        SUBSIDIARY     SUBTOTAL                       TOIC
                                       CORPORATE    GUARANTORS     GUARANTORS    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                       ---------    ----------     ----------    ----------    ------------   ------------
Revenue, net                            $     --      $ 20,042      $ 15,370      $ 35,412      $     --        $ 35,412
Costs and expenses:
     Operating costs                          --        10,968         5,639        16,607            --          16,607
     General & administrative                788         3,336         4,247         7,583            --           8,371
     Depreciation & amort                    132         2,549         1,168         3,717            --           3,849
                                       -----------------------------------------------------------------------------------
Operating (loss) income                     (920)        3,189         4,316         7,505            --           6,585

     Interest & other (expense)
       income                               (192)           10           419           429            --             237
     Interest expense                     (2,829)          (84)           --           (84)           --          (2,913)
                                       -----------------------------------------------------------------------------------
(Loss) income before income
     taxes                                (3,941)        3,115         4,736         7,850            --           3,909
Minority interest                             --            --            --            --        (1,552)         (1,552)
Income tax expense                          (942)           (4)          (72)          (76)           --          (1,018)
Earnings of subsidiaries                   1,298            --            --            --        (1,298)             --
                                       -----------------------------------------------------------------------------------
Net (loss) income                       $ (3,585)     $  3,111      $  4,663      $  7,774      $ (2,850)       $  1,339
                                        ========      ========      ========      ========      ========        ========



                        THREE MONTHS ENDED JUNE 30, 2001
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                         TOIC           LLC        SUBSIDIARY     SUBTOTAL                       TOIC
                                       CORPORATE    GUARANTORS     GUARANTORS    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                       ---------    ----------     ----------    ----------    ------------   ------------
Revenue, net                            $     --      $ 22,019      $ 14,499      $ 36,518      $     --        $ 36,518
Costs and expenses:
     Operating costs                          --        12,333         5,458        17,791            --          17,791
     General & administrative                932         4,282         4,478         8,760            --           9,692
     Depreciation & amort                    246         4,344         1,776         6,120            --           6,366
                                        -----------------------------------------------------------------------------------
Operating income (loss)                   (1,178)        1,060         2,787         3,847            --           2,669

      Interest & other income
        (expense)                            (50)           61            --            61            --              11
      Interest expense                    (2,994)           (4)          (20)          (24)           --          (3,018)
                                        -----------------------------------------------------------------------------------
(Loss) income before
        income taxes                      (4,222)        1,117         2,767         3,884            --            (338)
Minority interest                             --            --            --            --          (427)           (427)
Income tax  (expense) benefit               (539)            1          (170)         (169)           --            (708)
Earnings of subsidiaries                   1,246            --            --            --        (1,246)             --
                                        -----------------------------------------------------------------------------------
Net (loss) income                       $ (3,515)     $  1,118      $  2,597      $  3,715      $ (1,673)       $ (1,473)
                                        ========      ========      ========      ========      ========        ========

D.   BUSINESS SEGMENT INFORMATION

     Operations of the Company are conducted principally through two business segments primarily within the continental United States. These segments and the primary operations of each are as follows:

     BUSINESS-TO-BUSINESS COMMUNICATIONS

     ExpoExchange is a provider of registration, exhibitor marketing, travel, housing and information services to the exposition industry; Atwood is a publisher of various convention/tradeshow publications and trade journals; and GEM is the owner of several tradeshows catering to the legalized gaming industry and the publisher of several trade magazines and newsletters.

     INFORMATION SERVICES

     TISI is a provider of employment screening information including theft incidents, motor vehicle reports, truck driver employment information, worker's compensation information, credit reports, criminal record reports, drug testing services and other employment screening information and services to the trucking and other industries and motor vehicle reports to the insurance industry.

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

     During the second quarter of 2002 and 2001, no customer represented ten percent or more of the Company's revenue or operating income.

Summarized financial information by industry segment is as follows:

                                                                      FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,                 ENDED JUNE 30,
                                                                        2002           2001            2002             2001
                                                                        ----           ----            ----             ----
                                                                         (In thousands)                    (In thousands)
                                                                           (Unaudited)                       (Unaudited)
        NET REVENUES FROM SALES TO UNAFFILIATED CUSTOMERS:
            Business to Business Communications                        $20,042       $ 22,019         $ 39,006       $ 43,275
            Information Services                                        15,370         14,499           29,968         29,457
                                                                       -------       --------         --------       --------
                                                                        35,412         36,518           68,974         72,732
                                                                       =======       ========         ========       ========

        OPERATING INCOME:
            Business to Business Communications                          3,189          1,060            4,969            821
            Information Services                                         4,316          2,787            8,048          5,163
                                                                       -------       --------         --------       --------
            Operating profit from segments                               7,505          3,847           13,017          5,984
            Corporate expenses, net                                       (683)        (1,167)          (1,631)        (1,951)
            Interest expense                                            (2,913)        (3,018)           5,875)        (6,225)
                                                                       -------       --------         --------       --------
            Income (loss)before income taxes & minority interest        $3,909         $ (338)          $5,511       $ (2,192)
                                                                       =======       ========         ========       ========

        DEPRECIATION AND AMORTIZATION:
            Business to Business Communications                         $2,549         $4,344           $5,635         $7,958
            Information Services                                         1,168          1,776            2,345          3,428
            Corporate                                                      132            246              262            367
                                                                       -------       --------         --------       --------
                                                                        $3,849         $6,366           $8,242        $11,753
                                                                       =======       ========         ========       ========

        CAPITAL EXPENDITURES:
            Business to Business Communications                           $655         $3,022           $1,392         $4,535
            Information Services                                           595            986              997          1,891
            Corporate                                                        -            154                7            154
                                                                       -------       --------         --------       --------
                                                                        $1,250         $4,162           $2,396         $6,580
                                                                       =======       ========         ========       ========

        IDENTIFIABLE ASSETS AT JUNE 30 AND DECEMBER 31:                                                  2002           2001
                                                                                                         ----           ----
            Business to Business Communications                                                        $52,502        $58,450
            Information Services                                                                        72,261         72,658
            Corporate                                                                                    6,768          8,477
                                                                                                      --------       --------
                                                                                                      $131,531       $139,585
                                                                                                      ========       ========

E.   ACQUISITIONS AND DISPOSITIONS OF ASSETS

     Effective January 1, 2001, the Company, through GEM, acquired certain assets of Casino Journal Publishing Group ("CJPG") for approximately $2.6 million in cash, subject to certain future working capital adjustments, and 100,000 non-voting LLC units of GEM Communications, LLC valued at approximately $1.9 million and representing approximately 10% of the common equity value of GEM at the time. During the second quarter of 2001, GEM paid an additional $125,000 for certain assets of CJPG and received $482,000 as a working capital adjustment, and during the third quarter of 2001 paid an additional $250,000 for certain assets of CJPG. During the fourth quarter of 2001, the Company determined that certain intangible assets related to the CJPG acquisition had become impaired. Accordingly, the Company recorded a $2.0 million provision, which is included in depreciation and amortization, to recognize this impairment. The Company has accounted for this transaction under the purchase method of accounting. The terms of the

Acquisition Agreement provided for a non-compete contract with CJPG for a four year period. During the first quarter of 2002, this contract was terminated and accordingly, the Company wrote off the remaining unamortized balance of the non-compete cost in the amount of $667,000, which is included in depreciation and amortization.

     On January 19, 2001, the Company acquired from 3MC the non-voting LLC units (valued at approximately $30 million at the time of acquisition) of ExpoExchange issued on June 1, 2000 for substantially all the assets of the e-Products Division of 3MC for $15.5 million and sold its stock in 3MC back to 3MC for $500,000 (a write down to recognize the impairment of this equity investment was recorded at December 31, 2000). As a result of the acquisition of the LLC units in 2001, related minority interest was eliminated and goodwill was reduced by $14.5 million. During 2001, the Company restructured the ExpoEvent Services
(EES) organization and management, and closed its Atlanta facility at a cost of approximately $1.4 million, relating primarily to severance and contract termination costs of which approximately $1.4 million was paid during the first and second quarters of 2002 with $27,000 remaining unpaid as of June 30, 2002.

     A provision of $627,000 was recorded in December 2001 related to the decision to divest the World Gaming Congress & Expo tradeshow and the related closing of the GEM Norwalk, CT office of which approximately $185,000 was paid during the first and second quarters of 2002 with $196,000 remaining unpaid as of June 30, 2002. During the first quarter of 2002, as a result of the termination of a contract with a lower than expected termination cost, the reserve was reduced by approximately $246,000 and accordingly, reflected in general and administrative expense during the quarter.

     On June 4, 2002, the Company, through TISI, sold property located in Simi Valley, California for net consideration of $1.2 million and recognized a gain of $421,000 on the sale which is included in interest and other income. This property was included in the acquisition of USMA by TISI on March 15, 2000.

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

RESULTS OF OPERATION

     Revenues. Revenues for the three and six month periods ended June 30, 2002 totaled $35.4 million, and $69.0 million, respectively, reflecting a decrease of $1.1 million (3%) and $3.8 million (5%) over the same periods in 2001, respectively. Business-to-Business Communications segment revenue totaled $20.0 million and $39.0 million for the three and six months ended June 30, 2002, respectively, a decrease of $2.0 million (9%) and $4.3 million (10%) over the same 2001 periods. At ExpoExchange, reduced travel, tradeshow attendance and lower exhibitor participation resulted in lower registration and exhibitor services volume and a decrease in revenue of $1.0 million (7%) and $1.8 million (6%), respectively for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001. At Atwood, soft advertising spending in Atwood's tradeshow and proprietary publications produced a $1.5 million (23%) and $2.3 million (21%) decline in net revenue during the three and six month periods ended June 30, 2002, compared with the same 2001 period. At GEM, net revenues decreased $177,000 (4%) for the six month period ended June 30, 2002 as compared to the same period in 2001, principally as the result of lower advertising revenue in GEM's domestic and international publications.

     The Information Services segment produced revenue of $15.4 million and $30.0 million for the three and six month periods ended June 30, 2002, respectively, an $872,000 (6%) and $512,000 (2%) increase as compared with the same periods in 2001, respectively. TISI's first half 2002 revenue increased 2% over the same period in 2001, due principally to increased pre-employment screening volume in the retail and healthcare industries and higher drug testing volume.

     Operating Costs. Operating Costs decreased $1.2 million (7%) and $4.0 million (12%) during the three and six months ended June 30, 2002, respectively, compared with the same periods in 2001. Business-to-

Business Communications segment Operating Costs for the six months ended June 30, 2002 decreased $3.1 million (13%) on 10% lower revenue compared with first half 2001. The decline was attributable principally to lower volume, cost control measures taken across the segment and productivity improvements resulting from prior investments in technology

     Information Services segment Operating Costs decreased $1.0 million (9%) during the six months ended June 30, 2002 as compared with the six months ended June 30, 2001. The decrease was attributable principally to lower pre-employment screening volume in the trucking, aviation and staffing industries, cost control measures and productivity improvements from investments in technology.

     General and Administrative Expenses. General and Administrative Expenses decreased $1.3 million (14%) and $3.3 million (15%) during the three and six month periods ended June 30, 2002, respectively, compared with the same periods of 2001. During the first half 2002, compared with the same 2001 period, lower general and administrative expenses were attributable principally to the restructuring of EES at ExpoExchange, cost control measures and productivity improvements from investments in technology.

     Depreciation and Amortization. Depreciation and Amortization decreased $2.5 million (40%) and $3.5 million (30%) during the three and six month periods ended June 30, 2002 compared with the same periods in 2001. The decrease resulted principally from the adoption of FASB Statement No. 142 "Goodwill and Other Intangible Assets" which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.

     Interest Expense. Interest Expense totaled $2.9 million and $5.9 million for the three and six month periods ended June 30, 2002, compared with $3.0 million and $6.2 million for the three and six month periods ended June 30, 2001, respectively. Interest Expense results primarily from interest on the Company's long term Senior Subordinated Notes and utilization of the Senior Credit Facility. Interest expense decreased during the three and six month periods ended June 30, 2002 as compared to the prior year periods as a result of lower interest rates and lower utilization of the Company's Senior Credit Facility.

     EBITDA. EBITDA totaled $10.3 million and $19.3 million during the three and six month periods ended June 30, 2002, respectively, an increase of $1.1 million (12%) and $2.6 million (15%), respectively, over the same periods in 2001. The increase during the first half of 2002 resulted from higher EBITDA in the Business-to-Business Communications segment (up $788,000 - 8%) and the Information Services segment (up $1.8 million - 21%).

                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                          JUNE 30,                  JUNE 30,
                                                    2002          2001         2002          2001
                                                    ----          ----         ----          ----
Net income (loss)                                $  1,339      $ (1,473)     $  2,097      $   (802)
  Depreciation and amortization                     3,849         6,366         8,242        11,753
  Interest expense                                  2,913         3,018         5,875         6,225
  Minority interest                                 1,552           427         1,589        (2,267)
  Income tax expense                                1,018           708         1,825           877
  Non-recurring loss from divested tradeshow           --            --           167            --
  Gain on sale of property, net                      (421)           --          (421)           --
  Restructuring and reorganization costs             (128)          136          (246)          959
  Interest income and other (income) expense          184           (11)          175           (23)
                                                 --------      --------      --------      --------
        EBITDA                                   $ 10,306      $  9,171      $ 19,303      $ 16,722
                                                 ========      ========      ========      ========

     EBITDA is considered by the Company's private equity investors, senior lenders, and subordinated bondholders as a primary measure of the Company's performance. The calculation of EBITDA as defined herein is consistent with the calculation of EBITDA required by the Company's credit agreements. EBITDA is included because management believes that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest expense, repay debt and make capital expenditures. Excluded from EBITDA are interest expense, interest income and other income and expenses, income taxes, depreciation and amortization, unusual gains and losses (including provision for restructuring expenses of the EES Division of ExpoExchange and the GEM Tradeshow Division in 2001), minority interest in consolidated subsidiaries, discontinued operations, extraordinary loss, net of tax, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. The Company is the obligor on $98.5 million of 10-3/8% Senior Subordinated Notes (the "Notes") which were issued under an Indenture dated October 29, 1997 between the Company and IBJ Schroder Bank & Trust Company (now Bank of New York), as Trustee (the "Indenture") and have been registered under the Securities Act. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Debt of the Company. The Notes are guaranteed on a subordinated basis by all of the active wholly owned subsidiaries of the Company. The Notes are limited in aggregate principal amount to $98.5 million and mature on November 1, 2007. Interest on the Notes accrues at the rate of 10-3/8% per annum payable semiannually in cash on each May 1 and November 1. Interest on the Notes accrue from the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance. The Notes are not entitled to the benefit of any mandatory sinking fund. The Notes may be redeemed, at the Company's option, in whole at any time or in part from time to time, on and after November 1, 2002, upon not less than 30 nor more than 60 days' notice, at certain specified redemption prices, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption. The Indenture provides that upon the occurrence of a Change of Control, each Holder will have the right to require that the Company purchase all or a portion of such Holder's Notes, at a purchase price equal to 101% of the principal amount thereof plus accrued interest (and additional interest as defined in the Indenture) to the date of purchase. The Indenture contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or repurchase capital stock; (ii) prepay, redeem or purchase debt; (iii) make investments, (iv) transact with affiliates, (v) incur additional indebtedness, (vi) restrict the ability of subsidiaries to declare dividends of make loans to the Company, (vii) amend or otherwise alter certain interests in TOIC Holdings, LLC, (viii) sell assets,
(ix) permit restricted subsidiaries to issue preferred stock, (x) incur liens or
(xi) alter the business. The Indenture also contains certain customary affirmative covenants and events of default.

     In 1997, the Company entered into a $25 million Revolving Senior Credit Facility (the "Senior Credit Facility"). On February 2, 2001, the Company's Senior Credit Facility was increased from $25 million to $40 million with two banks, which is due and payable at maturity in September 2004. The Senior Credit Facility is secured by a first priority lien on substantially all of the properties and assets of the Company and its subsidiaries, owned now or acquired later. The Senior Credit Facility is guaranteed by certain of the subsidiaries of the Company (the "Guarantors"). At the Company's option, the interest rate per annum applicable to the Senior Credit Facility will be a fluctuating rate of interest measured by reference either to: (i) LIBOR plus the applicable borrowing margin or (ii) Base rate, which is the greater of the published prime rate of the lender or the overnight federal funds rate plus 0.5% (the "Base Rate") plus the applicable borrowing margin. The applicable borrowing margin for the Senior Credit Facility will range from 2.25% to 3.00% for LIBOR based borrowings and 1.0% to 1.75% for Base Rate based borrowings. The Company has agreed to pay certain fees with respect to the Senior Credit Facility including (i) upfront facility fees, (ii) agent and arrangement fees and (iii) commitment fees of 0.5% per annum on the unused portion of the Senior Credit Facility. The commitments under the Senior Credit Facility are required to be permanently reduced with:
(i) 100% of the net cash proceeds of all non-ordinary-course asset sales or other dispositions of the property by the Company and its subsidiaries, including insurance and condemnation proceeds, subject to limited exceptions and
(ii) 100% of the net proceeds of issuance of equity or debt obligations of the Company and its subsidiaries, subject to limited exceptions. The Company may voluntarily reduce the commitment in amounts of $1.0 million or more at any time without premium or penalty. The Senior Credit Facility contains covenants, among others, restricting the ability of the Company and the Guarantors to: (i) declare dividends or redeem or repurchase capital stock; (ii) prepay, redeem or purchase debt; (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) issue more debt; (vi) amend or otherwise alter debt and other material agreements; (vii) make capital expenditures; (viii) engage in mergers, acquisitions and asset sales; (ix) transact with affiliates and (x) alter its lines of business. The Company must also make certain customary indemnification's of the lenders and their agents and will also be required to comply with financial covenants (based on adjusted pro forma EBITDA) with respect to: (i) a maximum leverage ratio; (ii) a maximum senior leverage ratio; (iii) a minimum interest coverage ratio and (iv) a minimum fixed charge coverage ratio. The Senior Credit Facility also contains certain customary affirmative covenants. Events of default under the Senior Credit Facility include: (i) the Company's failure to pay principal or interest when due; (ii) the Company's material breach of any covenant, representation or warranty contained in the loan documents; (iii) customary cross-default provisions; (iv) events of bankruptcy, insolvency or dissolution of the Company or the Guarantors; (v) the levy of certain judgments against the Company, any Guarantor, or its assets; (vi) certain adverse events under ERISA plans of the Company or the Guarantors; (vii) the actual or asserted invalidity of security documents or guarantees of the Company or the Guarantors and (viii) a change of control of the Company. At June 30, 2002, the Company was in compliance with all covenants of the Senior Credit Facility. At June 30, 2002 and December 31, 2001, the Company had $20.1 million and $31.2 million, respectively, outstanding under the Senior Credit Facility (at various interest rates ranging from 4.1% to 5.75%).

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

     The Company's principal sources of funds are anticipated to be cash flows from operating activities and borrowings under the $40 million Senior Credit Facility. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide the Company with sufficient liquidity and capital resources for the Company to meet its current and future financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for the Company's working capital, capital expenditures, security for letters of credit and other needs. No assurance can be given, however, that this will be the case. At June 30, 2002, the Company had $ 11.1 million available under the Senior Credit Facility, net of letters of credit totaling $8.8 million which are secured by the Senior Credit Facility. At June 30, 2002, $2.7 million was held in cash reserves by the Company's credit card processors under terms of their merchant processing agreements. The Company has issued Letters of Credit to replace these reserves and the cash reserves will be reduced to zero over the next several months.

     Capital Expenditures. Management anticipates that capital expenditures in 2002 will be approximately $8.9 million. The primary capital expenditures will be for computer equipment and software, and database acquisitions at TISI. TISI continues to offer its customers in the trucking industry credits for providing employment information to be utilized in its database, which credits can be used against charges for future services from such division. All of the credits earned are considered capital expenditures for the acquisition of such data. Management anticipates positive cash flow from operations in 2002, even after the anticipated capital expenditures for 2002. Thus, with the Company's available cash reserves and cash flow, management does not anticipate a need for additional capital or increased borrowing facilities during 2002 except for possible future acquisitions.

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

     In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146") was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and EITF 94-3, relates to the timing of liability recognition. Under SFAS 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operation.

INFLATION

     Management anticipates the effect of inflation on the Company's operations during 2002 will be primarily limited to the effects which general inflation will have on costs in most areas in which the Company operates.


FORWARD-LOOKING STATEMENTS

     This Quarterly Report for the quarter ended June 30, 2002, as well as other public documents of the Company contains forward-looking statements which involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. When used in this Quarterly Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "seek," "plan," as well as variations of such words and similar expressions, are intended to identify forward-looking statements. While management believes these statements are reasonable, actual results could differ materially from those projected by such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits:
          99.1 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     (b)  Reports on Form 8-K
           None



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2002

                               THE OFFICIAL INFORMATION COMPANY

                               By /s/ Ian L.M. Thomas
                                  --------------------------------------------
                                      IAN L. M. THOMAS
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER



                               By /s/ Steven J. Hunt
                                  --------------------------------------------
                                      STEVEN J. HUNT
                                      CHIEF FINANCIAL OFFICER